Form 10-Q
period 1995-06-30
SEARCH CAPITAL GROUP INC
filed 1995-08-15
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                         OF THE SECURITIES ACT OF 1934


 For the quarter ended:                      Commission File Number:
   June  30, 1995                                     0-9539
-----------------------                      -----------------------

                 S E A R C H  C A P I T A L  G R O U P, I N C.
                 ---------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                                        41-1356819
   --------------------------------------                   -------------------
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
--------------------------------------------------------------------------------
                              Dallas, Texas  75201
                              --------------------
            (Address and zip code of principal executive offices)


                                  (214) 965-6000
                                  --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X      No
                                                ---          ---

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
         Class                                             at July 31, 1995
         -----                                      ----------------------------
Common Stock, $.01 par value                                 8,671,141

                          PART I-FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS



                                                 June 30, 1995 (unaudited)                        September 30, 1994
                                         -------------------------------------------   ------------------------------------------
(all numbers in thousands)                 Search &      Securitized                     Search &     Securitized
                                         Unrestricted   Subsidiaries                   Unrestricted   Subsidiaries
                                         Subsidiaries  & Eliminations   Consolidated   Subsidiaries  & Eliminations  Consolidated
                                         -------------------------------------------   ------------------------------------------
ASSETS
------
Gross contract receivables                  $  12,337      $  67,307      $  79,644      $  35,255      $  98,848     $  134,103
Unearned interest                              (1,727)       (12,134)       (13,861)        (6,785)       (20,862)       (27,647)
                                         -------------------------------------------   ------------------------------------------
Net contract receivables                       10,610         55,173         65,783         28,470         77,986        106,456
Allowance for credit losses                    (5,691)       (20,848)       (26,539)       (12,803)       (31,830)       (44,633)
Loan origination costs                            591          2,971          3,562            518          2,221          2,739
Amortization of loan origination costs           (382)        (2,156)        (2,538)          (331)        (1,559)        (1,890)
                                         -------------------------------------------   ------------------------------------------
Net contract receivables after
  allowance for credit losses & loan
  origination costs                             5,128         35,140       40,268           15,854         46,818         62,672
                                         -------------------------------------------   ------------------------------------------
Cash and equivalents                              864              -            864            939              -            939
Restricted cash                                     -          5,698          5,698              -          3,586          3,586
Vehicles held for resale                          281            895          1,176            185            506            691
Deferred note offering costs                       42          9,011          9,053             42          8,813          8,855
Accumulated amortization                          (40)        (5,241)        (5,281)           (39)        (3,112)        (3,151)
                                         -------------------------------------------   ------------------------------------------
Deferred note offering cost, net                    2          3,770          3,772              3          5,701          5,704
                                         -------------------------------------------   ------------------------------------------
Property and equipment                          2,041              -          2,041          1,459              -          1,459
Accumulated depreciation                         (625)              -          (625)          (397)              -          (397)
                                         -------------------------------------------   ------------------------------------------
Property and equipment, net                     1,416              -          1,416          1,062              -          1,062
                                         -------------------------------------------   ------------------------------------------
Inter-company balance                             762           (762)             -            752           (752)             -
Other assets, net                                 966            (31)           935            472              -            472
                                         -------------------------------------------   ------------------------------------------
Total assets                                 $  9,419      $  44,710      $  54,129      $  19,267       $ 55,859      $  75,126
                                         ===========================================   ==========================================


                                             LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                                             --------------------------------------------------------

LIABILITIES
-----------
Line of credit                               $  1,572   $          -       $  1,572       $  3,487   $          -       $  3,487
Notes Payable                                       -         68,328         68,328              -         70,768         70,768
Cash overdraft                                    439              -            439          1,218              -          1,218
Accounts payable and other liabilities          1,808            290          2,098          2,424            122          2,546
Accrued interest                                    2            734            736              5          1,478          1,483
                                         -------------------------------------------   ------------------------------------------
Total liabilities                               3,821         69,352         73,173          7,134         72,368         79,502
                                         -------------------------------------------   ------------------------------------------

SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
--------------------------------------
Preferred stock - 12% senior convertible
  $.01 par value, cumulative, 400,000
  shares issued and outstanding,
  liquidation preference of $2,000,000
  plus accrued dividends                            4              -              4              4              -              4
Common stock, $.01 par value,
  20,000,000 shares authorized,
  11,697,530 shares issued                        117              -            117            117              -            117
Additional paid-in capital                     27,006              -         27,006         27,006              -         27,006
Accumulated deficit                           (20,379)       (24,642)       (45,021)       (14,969)       (16,509)       (31,478)
Treasury stock at cost 3,026,389 shares        (1,150)             -         (1,150)           (25)             -            (25)
                                         -------------------------------------------   ------------------------------------------
Total shareholders' equity
  (capital deficit)                             5,598        (24,642)       (19,044)        12,133        (16,509)        (4,376)
                                         -------------------------------------------   ------------------------------------------
Total Liabilities and Shareholders'
  Equity (Capital Deficit)                   $  9,419      $  44,710      $  54,129      $  19,267      $  55,859      $  75,126
                                         ===========================================   ==========================================

                   See notes to condensed financial statement

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Nine  Months Ended                         Nine  Months Ended
                                                            June 30, 1995                    June 30, 1994 (Restated - Note 5)
                                             ------------------------------------------- -------------------------------------------
                                               Search &      Securitized                   Search &     Securitized
(all dollars in thousands, except            Unrestricted   Subsidiaries                 Unrestricted   Subsidiaries
       per share amounts)                    Subsidiaries &   Eliminations  Consolidated Subsidiaries &   Eliminations  Consolidated
                                             ------------------------------------------- -------------------------------------------
Interest revenue                                 $  3,205       $  9,976      $  13,181     $  1,843       $  7,435      $   9,278
Interest expense                                      215          9,177          9,392          117          6,675          6,792
                                             ------------------------------------------- -------------------------------------------
Net interest income                                 2,990            799          3,789        1,726            760          2,486
Provision for credit losses                         2,017          4,062          6,079        3,355          9,967         13,322
                                             ------------------------------------------- -------------------------------------------
Net interest income (loss) after
   provision for credit losses
General and administrative expense                  6,203          4,870         11,073        2,796          2,666          5,462
                                             ------------------------------------------- -------------------------------------------
Net loss                                           (5,230)        (8,133)       (13,363)      (4,425)       (11,873)       (16,298)
                                             ------------------------------------------- -------------------------------------------
Preferred stock dividends                            (180)             -           (180)        (180)             -           (180)
                                             ------------------------------------------- -------------------------------------------
Net loss attributable to
   common stockholders                           $ (5,410)      $ (8,133)     $ (13,543)    $ (4,605)      $(11,873)     $ (16,478)
                                             =========================================== ===========================================
Net loss per share
   attributable to common shareholders                                        $   (1.49)                                 $   (1.35)
                                                                           =============                              ==============
Weighted average number of
   common shares outstanding                                                  9,067,000                                 12,182,000
                                                                           =============                              ==============


                                                           Three Months Ended                   Three  Months Ended
                                                             June 30, 1995               June 30, 1994 (Restated - Note 5)
                                             ------------------------------------------- -------------------------------------------
                                               Search &      Securitized                    Search &     Securitized
(all dollars in thousands, except            Unrestricted   Subsidiaries                 Unrestricted    Subsidiaries
     per share amounts)                      Subsidiaries &   Eliminations  Consolidated  Subsidiaries &   Eliminations Consolidated
                                             ------------------------------------------- -------------------------------------------
Interest revenue                                $   1,153       $  3,334       $  4,487      $  1,123       $  2,898      $   4,021
Interest expense                                       53          2,902          2,955             1          2,638          2,639
                                             ------------------------------------------- -------------------------------------------
Net interest income                                 1,100            432          1,532         1,122            260          1,382
Provision for credit losses                           343            399            742         1,717          4,056          5,773
                                             ------------------------------------------- -------------------------------------------
Net interest  income (loss) after
   provision for credit losses                        757             33            790          (595)        (3,796)        (4,391)
                                             ------------------------------------------- -------------------------------------------
General and administrative  expense                 2,067          1,785          3,852         1,485            655          2,140
                                             ------------------------------------------- -------------------------------------------
Net loss                                           (1,310)        (1,752)        (3,062)       (2,080)        (4,451)        (6,531)
                                             ------------------------------------------- -------------------------------------------
Preferred stock dividends                             (60)             -            (60)          (60)             -            (60)
                                             ------------------------------------------- -------------------------------------------
Net loss attributable to
   common stockholders                          $  (1,370)      $ (1,752)      $ (3,122)     $ (2,140)      $ (4,451)     $  (6,591)
                                             =========================================== ===========================================
Net loss per share
   attributable to common shareholders                                         $  (0.35)                                  $   (0.53)
                                                                           =============                              ==============
Weighted average number of
   common shares outstanding                                                  8,858,000                                  12,399,000
                                                                           =============                              ==============

                  See notes to condensed financial statements

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                             Nine Months Ended
                                                               June 30, 1995
                                                ---------------------------------------
(all numbers in thousands)                       Search &       Securitized
                                                Unrestricted    Subsidiaries
                                               Subsidiaries   & Eliminations Consolidated
                                               ------------------------------------------
OPERATING ACTIVITIES:
Net loss                                        $  (5,230)     $  (8,133)    $  (13,363)
  Adjustments to reconcile net loss to cash
     used in operations:
      Provision for credit losses                   2,017          4,062          6,079
      Amoritization of deferred offering costs          1          2,129          2,130
      Amortization of loan origination costs           51            597            648
      Depreciation                                    228             -             228
  Changes is assets and liabilities:
      Decreases (increases) in other assets, net     (494)            31           (463)
      Increases (decreases) in accounts payable
       and accrued expense                         (1,398)           207         (1,191)
      Decrease in fixed assets                        141              -            141
      Decreases (increases) in related party          (10)            10              -
                                               ------------------------------------------
Cash used in operations                            (4,694)        (1,097)        (5,791)
                                               ------------------------------------------

INVESTING ACTIVITIES:
   Purchases (sales) of contract receivables,
      net of LOF                                    1,079        (18,401)       (17,322)
   Principal payments on contract receivables
     including proceeds from sales of vehicles      7,483         25,031         32,514
   Purchases of property  and equipment              (723)             -           (723)
   Decrease in notes receivable, related party          -              -              -
                                               ------------------------------------------
Cash provided by (used in) investing                7,839          6,630         14,469
                                               ------------------------------------------

FINANCING ACTIVITIES:

   Borrowings under line of credit                  2,850              -          2,850
   Repayments under line of credit                 (4,765)             -         (4,765)
   Notes payable proceeds                               -          1,779          1,779
   Notes payable repayments                             -         (5,002)        (5,002)
   Notes payable offering costs                         -           (198)          (198)
   Proceeds from sale of stock, net of expense          -              -              -
   Change in treasury stock                        (1,125)             -         (1,125)
   Change in ESOP Note Receivable                       -              -              -
   Payment of dividends on preferred stock           (180)             -           (180)
                                               ------------------------------------------
Cash provided by (used in) financing activities    (3,220)        (3,421)        (6,641)
                                               ------------------------------------------


CHANGE IN CASH AND CASH EQUIVALENTS:

   Change in cash and cash equivalents                (75)         2,112          2,037
   Cash and cash equivalents - beginning              939          3,586          4,525
                                               ------------------------------------------
   Cash and cash equivalents - ending           $     864      $   5,698      $   6,562
                                               ==========================================


SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                      $  8,008
                                                                          =============

                                                                   Nine Months Ended
                                                            June 30, 1994 (Restated - Note 5)
                                                      ------------------------------------------
(all numbers in thousands)                              Search &       Securitized
                                                      Unrestricted    Subsidiaries
                                                      Subsidiaries   & Eliminations Consolidated
                                                      ------------------------------------------
OPERATING ACTIVITIES:

Net loss                                                $  (4,425)    $  (11,873)    $  (16,298)
  Adjustments to reconcile net loss to cash
     used in operations:
      Provision for credit losses                           3,355          9,967         13,322
      Amoritization of deferred offering costs                 52          1,416          1,468
      Amortization of loan origination costs                   84            354            438
      Depreciation                                            143             -             143
  Changes is assets and liabilities:
      Decreases (increases) in other assets, net             (200)             2           (198)
      Increases (decreases) in accounts payable
       and accrued expense                                    755            461          1,216
      Decrease in fixed assets                                  -              -              -
      Decreases (increases) in related party               (1,907)         1,907              -
                                                      ------------------------------------------
Cash used in operations                                    (2,143)         2,234             91
                                                      ------------------------------------------

INVESTING ACTIVITIES:
   Purchases (sales) of contract receivables,
      net of LOF                                          (21,971)       (47,384)       (69,355)
   Principal payments on contract receivables
     including proceeds from sales of vehicles              3,968         20,881         24,849
   Purchases of property  and equipment                      (510)             -           (510)
   Decrease in notes receivable, related party                167              -            167
                                                      ------------------------------------------
Cash provided by (used in) investing                      (18,346)       (26,503)       (44,849)
                                                      ------------------------------------------


FINANCING ACTIVITIES:

   Borrowings under line of credit                          5,000              -          5,000
   Repayments under line of credit                              -              -              -
   Notes payable proceeds                                       -         23,509         23,509
   Notes payable repayments                                (1,000)             -         (1,000)
   Notes payable offering costs                                 -         (2,615)        (2,615)
   Proceeds from sale of stock, net of expense             19,407              -         19,407
   Change in treasury stock                                     -              -              -
   Change in ESOP Note Receivable                            (106)             -           (106)
   Payment of dividends on preferred stock                   (180)             -           (180)
                                                      ------------------------------------------
Cash provided by (used in) financing activities            23,121         20,894         44,015
                                                      ------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS:

   Change in cash and cash equivalents                      2,632         (3,375)          (743)
   Cash and cash equivalents - beginning                      735          7,002          7,737
                                                      ------------------------------------------
   Cash and cash equivalents - ending                   $   3,367      $   3,627      $   6,994
                                                      ==========================================



SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                              $  4,968
                                                                                     ==========

See notes to condensed financial statements

                           SEARCH CAPITAL GROUP, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1.          GENERAL INFORMATION

The information presented herein includes adjustments that the Company believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search Capital Group, Inc. ("Search") and its consolidated subsidiaries are engaged primarily in the motor vehicle receivables purchasing and servicing business. Search and its consolidated subsidiaries are referred to herein as the "Company."

The Company purchases, at a significant discount, receivables created by the sale of used automobiles and light trucks. The Company has formed a network of third party, new and used vehicle dealers, who generate the receivables and sell them to Search or its subsidiaries.

The Company has financed its purchasing and servicing business primarily through the securitization of receivables. The receivables are transferred to securitization subsidiaries (the "Funds") which sell notes to investors secured by the receivables pool. There are eight securitized subsidiaries with outstanding note payable balances consisting of Automobile Credit Fund 91-III ("ACF 91-III"), Automobile Credit Finance, Inc. ("ACF"), Automobile Credit Partners, Inc. ("ACP"), Automobile Credit Finance 1992-II, Inc. ("ACF 92-II"), Automobile Credit Finance III, Inc. ("ACF III"), Automobile Credit Finance IV, Inc. ("ACF IV"), Automobile Credit Finance V, Inc. ("ACF V"), Automobile Credit Finance VI, Inc. ("ACF VI"). The Company retains servicing rights and the residual interest in the pool after repayment of the notes.


2.          INTEREST INCOME, CONTRACT RECEIVABLES
            AND ALLOWANCE FOR CREDIT LOSSES

The Company records contract purchases at cost. An initial reserve is recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of cost or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:





                                                           As of June 30, 1995
                                         --------------------------------------------------------
                                          Number of      Total                            Net
                                           Active       Unpaid         Unearned         Contract
                                         Receivables   Installments    Interest        Receivables
                                         -----------   -------------   --------        -----------
Impaired contracts                         2,844    $  17,806,000   $   2,380,000     $   15,426,000

Unimpaired contracts                      10,952       61,838,000      11,481,000         50,357,000
                                        ------------------------------------------------------------

                                          13,796    $  79,644,000   $  13,861,000         65,783,000
                                        =========================================
Allowance for credit losses                                                               26,539,000
                                                                                      --------------
Contract receivables, net of
     allowance for credit losses                                                      $   39,244,000
                                                                                      ==============



                                                              As of September 30, 1994
                                           ------------------------------------------------------------
                                            Number of        Total                             Net
                                              Active        Unpaid           Unearned        Contract
                                            Receivables   Installments      Interest        Receivables
                                            -----------   ------------      --------        -----------

Impaired contracts                              4,269     $  29,986,000   $ 4,968,000     $ 25,018,000

Unimpaired contracts                           14,726       104,117,000    22,679,000       81,438,000
                                          ------------------------------------------------------------

Allowance for credit losses                    18,995     $ 134,103,000   $27,647,000      106,456,000
                                          ===========================================
                                                                                            44,633,000
                                                                                          -------------

Contract receivables, net of
         allowance for credit losses                                                      $ 61,823,000
                                                                                          ============

The change in the allowance for credit losses is summarized as follows:


Balance, at September 30, 1994                                                               $  44,633,000
Allowance recorded upon acquisition of loans                                                     7,417,000
Increase in allowance for credit losses                                                          6,079,000
Loans charged off aga,nnetaoforecovery                                                         (31,591,000)
                                                                                             -------------
Balance, at June 30, 1995                                                                    $  26,539,000
                                                                                             =============


In the fourth quarter 1994, the Company adopted SFAS 114 and SFAS 118 and has accordingly restated the earlier 1994 quarters (see Note 5).

Most of the Company's contracts receivable are due from individuals in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company and the Trustee for the Securitized Subsidiaries hold vehicle titles as collateral for all contracts receivable until such contracts are paid in full.

3.          LINE OF CREDIT

On June 17, 1994, Search's wholly-owned subsidiary, Search Funding Corp. ("SFC"), entered into an agreement for a line of credit with General Electric Capital Corporation ("GECC"). The line of credit initially had a maximum borrowing commitment of $20,000,000 and was limited to a percentage of eligible contracts held by SFC. The line of credit is secured by all SFC assets and is guaranteed by the Company. The Company and SFC must comply with various restrictive covenants that require the maintenance of certain financial ratios and other financial conditions.

Interest is accrued daily at the average of the one month London Interbank Offered Rates ("LIBOR") for the preceding month plus 5.1%. At June 30, 1995, LIBOR was 6.06% and the interest rate on the line of credit was 11.16%. SFC recorded $214,000 in interest expense to GECC during the nine months ended June 30, 1995.

On March 22, 1995, GECC advised the Company that the Company and SFC were in default of various provisions of the original loan agreement. As a result of these defaults, the Company has signed an agreement with GECC to make minimum payments of $500,000 per quarter against the outstanding balance of the line of credit. During the quarter ended June 30, 1995, the Company paid GECC $703,000 in principal payments against the line of credit. As of July 31, 1995, the GECC line of credit had a balance of $1,398,000.


4.           CONTRACT RECEIVABLES MATURITIES

At June 30, 1995, contractual maturities of contracts receivable were as follows:

                                                                                   12 Months Ended June 30,
                                                                     ---------------------------------------------------
                                                                       1996           1997       1998         Total
                                                                       ----           ----       ----         -----
Future Payments Receivable                                         $49,678,000    $26,507,000  $3,459,000  $79,644,000

Less: Unearned Interest                                             10,637,000      3,067,000     157,000   13,861,000
                                                                   ---------------------------------------------------
                                                                   $39,041,000    $23,440,000  $3,302,000  $65,783,000
                                                                   ===================================================


In the opinion of management, a portion of the contracts receivable will be repaid or extended either before or past the contractual maturity date. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

5.          ADJUSTMENT TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994

In the fourth quarter of 1994, the Company elected early adoption of SFAS 114 and SFAS 118. This adoption results in the restatement of all prior interim periods of fiscal 1994 and effects this interest income and loss provision amounts on the three month and nine month periods ended June 30, 1994. The accompanying financial statements have been restated to reflect these items. The effect of the restatement on the results of operations for the three months and nine months ended June 30, 1994 is as follows:



                                                     9 months        3 months      9 months     3 months
                                                       ended          ended          ended        ended
                                                     6/30/94         6/30/94        6/30/94      6/30/94
                                                     (amount)        (amount)     (per share)  (per share)
                                                ----------------------------------------------------------
Income (loss) before dividends:
-------------------------------
As previously reported                          $     239,000    $    (728,000)     $  0.02      $  (0.06)
Effect on interest revenue of adopting
  SFAS 114 (no tax effect)                         (3,215,000)        (30,000)        (0.26)        (0.00)
Effect on net loss provision of adopting
  SFAS 114 (no tax effect)                        (13,322,000)     (5,773,000)        (1.09)        (0.47)
                                                ----------------------------------------------------------
As restated                                     $ (16,298,000)   $ (6,531,000)     $  (1.33)     $  (0.53)
                                                ==========================================================

Income (loss) attributable to common shareholders:
--------------------------------------------------
As previously reported                          $      59,000    $   (788,000)     $   0.00      $  (0.06)
Effect on interest revenue of adopting
  SFAS 114                                         (3,215,000)        (30,000)        (0.26)        (0.00)
Effect on net loss provision of adopting
  SFAS 114                                        (13,322,000)     (5,773,000)        (1.09)        (0.47)
                                                ----------------------------------------------------------
Loss as restated                                $ (16,478,000)   $ (6,591,000)     $  (1.35)     $  (0.53)
                                                ==========================================================

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital. The Company administers its receivables purchasing, servicing and management activities utilizing its proprietary Auto Note Management System software, developed and
maintained by full-time Company systems personnel.   The Company commenced its
used motor vehicle receivables purchasing and servicing business  in 1991.

RESULTS OF OPERATIONS

Contract purchases increased rapidly during the nine months ended September 30, 1993 and the year ending September 1994. Due to inadequate collections on contract receivables, the Company tightened purchasing criteria in the fourth quarter of 1994, and first quarter of 1995. Total contract collection over the life of a group of loans is primarily dependent on repossession rates, number of payments received prior to repossession and repossession proceeds. While eventual repossession rates can only be forecasted during the life of a group of contracts, the percentage of contracts that have not made their first payment ("first payment defaults"), is a good indication of the quality of receivable purchased within a specific period. The individual contracts purchased and related first payment default rates are shown below:

                                          Contract       First Payment
Period                                    Quantity       Default Rate
------                                    --------       -------------
Year Ended Dec. 31, 1991                         331              2.4%

Year Ended Dec. 31, 1992                       3,170              7.0%

Quarter Ended Mar. 31, 1993                    1,945              6.8%

Quarter Ended June 30, 1993                    1,728              5.9%

Quarter Ended Sept. 30, 1993                   2,474              9.0%

Quarter Ended Dec. 31, 1993                    3,361             11.7%

Quarter Ended Mar. 31, 1994                    4,884              9.1%

Quarter Ended June 30, 1994                    4,604             11.3%

Quarter Ended Sept. 30, 1994                   4,122             12.5%

Quarter Ended Dec. 31, 1994                    1,334              9.3%

Quarter Ended Mar. 31, 1995                    1,081              3.7%

Quarter Ended June 30, 1995                    1,035              4.1%


The first payment default rates shows that when contract purchasing volume increased in 1994, the quality of the contracts being purchased deteriorated. First payment defaults are more serious than other repossessions because the differences between repossession proceeds and the cost of the receivable are not reduced by customer payments prior to repossession. After September 30, 1994, the Company was able to reduce first payment defaults by being more selective in the contracts purchased.

Comparison of Nine Month Periods Ended June 30, 1995, and 1994

The Company purchased 3,906 individual contracts and no bulk contracts during the nine months ended June 30, 1995, as compared to 12,849 individual and 1,451 bulk contracts during the nine months ended June 30, 1994. The cost of the contracts including loan origination costs was $17,322,000 ($4,435 per contract) for the nine months ended June 30, 1995, compared to a cost of $69,355,000 ($4,850 per contract) for the nine months ended June 30, 1994.

Interest revenue grew 42% from $9,278,000 (as restated) in the nine months ended June 30, 1994, to $13,181,000 for the nine months ended June 30,1995, due to an increase in average net contract receivables. Additionally, during the nine months ended June 30, 1995, the Company experienced a significant increase in payoffs compared to prior years. The increase in payoffs is reflected in discount earned and is included with interest revenue.

The provision for credit losses decreased 54% from $13,322,000 (as restated) for the nine months ended June 30, 1994, to $6,079,000 for the nine months ended June 30, 1995, due to improvement in contract performance, and adequate reserves being established at acquisition and in prior periods through a charge to provision for credit losses.

General and administrative expenses increased 168% from $5,462,000 for the nine months ended June 30, 1994, to $11,073,000 for the nine months ended June 30, 1995. The increase in general and administrative expenses was due to continued expansion of the Company's business, the addition of three car lots for the sale of repossessed vehicles, significant legal, accounting, and other professional fees related to the Company's year end audit of September 30, 1994 and senior management changes that occurred during the first quarter of calendar 1995, and professional fees related to the Company's proposed restructuring.

Net loss for the nine months ended June 30, 1995, was $13,363,000 as compared to a loss of $16,298,000 (as restated) for the same period in 1994.


Comparison of Three Month Periods Ended June 30, 1995, and 1994

The Company purchased 1,491 contracts during the three months ended June 30, 1995, as compared to 4,687 individual and 767 bulk contracts during the three months ended June 30, 1994. The cost of the contracts including loan origination costs was $6,414,000 ($4,162 per contract) for the three months ended June 30, 1995, compared to a cost of $26,149,000 ($4,693 per contract) for the three months ended June 30, 1994.

Interest revenue increased 12% from $4,021,000 (as restated) in the three months ended June 30, 1994, to $4,487,000 for the three months ended June 30, 1995 due to an increase in average net contract receivables and a larger number of payoffs during the three months ended June 30, 1995.

General and administrative expenses increased 80% from $2,140,000 for the three months ended June 30, 1994, to $3,851,000 for the three months ended June 30, 1995. This increase in general and administrative expenses was due to increased volume of loans being serviced, the closure of two car lots for the sale of repossessed vehicles, and professional dues related to the Company's proposed restructuring.

The provision for credit losses decreased from $5,773,000 for the three months ended June 30, 1994, to $742,000 for the three months ending June 30, 1995. The decrease in provision for credit losses was due to improvement in contract performance.

Net loss for the three months ended June 30, 1995, was $3,121,000 as compared to a loss of $6,591,000 (as restated) for the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES

On the December 31, 1994 maturity date for ACF, there was $3,175,000 in the ACF sinking fund to be applied to obligations of $5,406,000 ($5,000,000 principal
and 3% interest deferred until maturity).   ACF's insufficient cash balance
constituted a default under its indenture agreement with the Company and Texas Commerce Bank National Association ("Trustee"). With the occurrence of the default the Trustee has the option to sell ACF assets, to institute judicial proceedings to force complete or partial foreclosure of ACF, and to take any other appropriate actions to protect and enforce the rights and remedies of the Trustee and ACF note holders.

As of June 30, 1995, ACF has $725,000 in remaining principal and interest on receivables, $3,000 in repossessed vehicles. As these assets are sold or collected the proceeds are applied to the remaining balance to the note holders after Trustee fees and expenses. Trustee expenses can include servicing, banking, legal, accounting, repossession, repair, liquidation and taxation expenditures.

A noteholder committee was formed for ACF and worked with the Trustee and the Company on how to dispose of the remaining receivables and vehicles. The Trustee and the Noteholder committee has decided to continue to use the Company to service ACF receivables and has agreed to reimburse the Company for normal expenses incurred in collecting ACF receivables. The Company's servicing fees for the six months ended June 30, 1995 from ACF totaled $47,000 and will decrease as the number of contracts serviced declines over time.

On the March 31, 1995 maturity date for ACF 91-III, there was $538,000 in cash to be applied to obligations of $1,195,000 ($1,000,000 principal and 6%
interest deferred until maturity).   As of  June 30, 1995, ACF 91-III has
$306,000 in remaining principal and interest on contract receivables and $1,000 in repossessed vehicles. As these assets are sold or collected the proceeds after expenses will be applied to reduce the remaining balance due noteholders.

On the April 30, 1995 maturity date for ACP, there was $525,000 in cash to be applied to obligations of $1,180,000 (1,000,000 principal and 6% interest deferred until maturity). ACP has $335,000 in remaining principal and interest on contract receivables and $3,000 in repossessed vehicles. As these assets are sold or collected the proceeds after expenses will be applied to reduce the remaining balance due noteholders. Based on the collection performance of contracts owned by the Securitization Subsidiaries, it is currently estimated that all remaining Securitization Subsidiaries will have insufficient sinking fund cash to pay the noteholders in full at maturity. While the sale or collection of remaining receivables after maturity may reduce the shortfall there can be no assurance that the Company will be able to obtain a buyer for the receivables and it is not likely that the proceeds from sale or collections will be sufficient to pay the noteholders in full.

With the occurrence of a default in the Company's public Securitized Subsidiaries, the Trustee determines whether the Securitized Subsidiary will continue to pay Search's servicing and management fees. Servicing and management fee revenue for Search was $2,316,000 in the first nine months of 1995. An occurrence of default in one Securitized Subsidiary does not affect the payment of servicing, management and loan origination fees from the other Securitized Subsidiaries.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Securitization Subsidiaries file under Chapter 11 of the United States Bankruptcy Code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Search and the Securitization Subsidiaries. During the period from the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy Court has issued a final order of confirmation of a reorganization plan, the Securitization Subsidiaries intend to continue to use Search to service their receivables and will reimburse Search for normal expenses incurred in collecting their receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Securitization Subsidiaries may have to seek another company to service their receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue servicing the subsidiaries' receivables.

In August 1995, Search executed a proposal agreement with Congress Financial Corporation, the commercial lending arm of Core States Bank, for a $100 million line of credit facility to be utilized for purchasing contract receivables.
The granting of the credit facility is subject to completion of the conversion of the noteholder debt to equity (as discussed above) and subject to completion of due diligence work by Congress. Terms of the line of credit facility are to be finalized by closing.

For the nine months ended June 30, 1995, $5,791,000 of cash was used in operations due to the Company's net loss. Receivables purchases of $17,332,000 were financed primarily through the principal portion of payments received on contract receivables and sales of repossessed vehicles.


Fund Activities

Search is responsible for purchasing and servicing the Funds' receivables and receives a fee for such services. Proceeds from the receivables are restricted to repayment of the applicable Fund's notes payable, the payment of certain allowed expenses, including servicing fees, and the purchase of additional receivables. The notes require interest payments until maturity, and a portion of the interest in three of the Funds is deferred and due at maturity.

Pertinent information regarding the interest rates and maturity of each active Fund, as of June 30, 1995, is summarized below:

                           Notes                     Stated            Maturity                Effective
Fund                      Payable                    Rate               Date (1)                 Rate
----                    -----------                   ------            -------                 -----
ACF                     $ 1,531,000                   18%(2)             Dec.-94                 25.7%

ACF 91-III                  615,000                    21%(2)             Mar-95                 28.5%

ACP                         635,000                    21%(2)            Apr.-95                 28.4%

ACF 92-II                10,000,000                    15%               Dec.-95                 21.6%

ACF III                  15,000,000                    15%               Apr.-96                 20.4%

ACF IV                   10,000,000                    14%               Dec.-96                 19.2%(3)

ACF V                    19,872,000                    12%               Dec.-97                 16.0%(3)

ACF VI                   10,675,000                    12%               Jun.-98                 15.2%(3)
                        -----------
Total                   $68,328,000
                        ===========

(1) Due to projected shortfalls in cash, a portion of the note payable is expected to extend beyond the maturity date.
(2) Interest at 15% is paid monthly and the remaining interest was deferred until maturity.
(3) For ACF IV, V, and VI the effective interest rate includes the effect of estimated quarterly principal reductions during the sinking fund period.


Sinking Fund Periods

The Company is required to place the proceeds from receivables payments for Funds 91-III, ACF, ACP, ACF 92-II, ACF III, and ACF VI into separate sinking funds for repayment of the notes beginning one year prior to the respective note maturity dates. The receivables proceeds for Fund ACF IV and ACF V will be placed into their respective sinking funds beginning 15 months prior to note maturity. Sinking funds for ACF IV, ACF V, and ACF VI will be used to make quarterly reductions to the note principal payments on the notes and to retire the remaining balance at maturity.


Effective Interest Rates

Interest expense is derived from the Notes issued by the Securitization Subsidiaries and consists of both stated and effective rates. The stated rate reflects the interest due to be paid to the note holder while the effective rate includes the amortization of offering costs. The Company's weighted average stated interest rates and weighted average effective cost of borrowing, after considering the amortization of offering costs, has been:

                                          Year Ended     9 Months Ended       Year Ended    9 Months Ended
                                           12/31/92       9/30/93              9/30/94       6/30/95
                                         ----------------------------------------------------------------
Weighted average stated interest rate        17.9%         15.6%                14.7%         13.5%
Weighted average effective cost of

The stated and effective rates do not reflect anticipated and current defaults on the Securitization Subsidiaries.

Subcontracted Services

Servicing fees are an allowed expense of the Funds and are paid to Search. Search subcontracts approximately 6.1% of the collection servicing with an independent company with collection experience in motor vehicle receivables. The subcontracted service provides additional servicing capacity and an independent basis to measure collection performance, timeliness and cost.

Unrestricted Cash Flow Activity

For the nine months ended June 30, 1995, Search collected $ 3,196,000 in Fund servicing fees, loan origination fees, and other fees. This cash flow along with interest and principal from receivables owned by Search, is used to fund the general and administrative expenses excluding those of the Funds.


INFLATION

Historical statistics indicate that collateral value, vehicle sales prices, and receivable interest rates are relatively stable within the Company's market segment. However, significantly changing prices could impact the Company's ability to acquire receivables at favorable prices. Changes in the Company's interest rates can affect Company interest expenses.

                               OTHER INFORMATION



ITEM 1. Legal Proceedings

On July 7, 1994, a class action civil lawsuit was filed against Search. and certain of its officers and directors, against one of its former accounting firms and against the lead underwriter and one of its principals involved in the issuance of Search's Common Stock. This action was filed in the United States District Court for the Northern District of Texas, Dallas Division, and is styled Ellen O'Shea, et al. v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1428-J. On July 11, 1994, and on July 13, 1994, similar actions in John R. Boyd, Jr., et al. v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1452-J; and Gary Odom v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1494-J, respectively, were also filed. The above Cases were consolidated in September 1994 under Civil Action No. 3:94-CV-1428-J.

Each of the plaintiffs purchased stock of Search after its public offering effective December 10, 1993 and contended that the registration statement filed and prospectus issued with respect to the public offering contained misstatements concerning Search's computerized systems; accounting methodologies used by Search and representations as to collectibility of receivables and repossession rates of autos that secured the loans. The plaintiffs complained further of allegedly false public filings, press releases and reports issued during 1994.

The plaintiffs sought all damages sustained, recision and/or treble, punitive or exemplary damages, pre-judgment interest and attorneys' fees, expert fees, court costs and disbursements, equitable relief and/or injunctive relief to assure that the plaintiffs have an effective remedy and such other relief as the court may deem just and proper.

Search's management and counsel for the Plaintiffs have entered into a stipulation of settlement ("Settlement") of this case. This Settlement was filed with the court on August 4, 1995. The Settlement's papers request a hearing of the terms of the Settlement and certification of the class of plaintiffs for this Settlement only. The court could require a separate hearing for certification of the class of plaintiffs for all matters in this case and then require a second hearing for approval of the Settlement. A hearing will be held on the fairness of the Settlement. While it is anticipated that the hearing or hearings and submission of shareholders will be completed prior to completion of the confirmation of the Joint Plan, there is no assurance that the Settlement will be completed prior to the confirmation of the Joint Plans. Search believes that the Settlement is fair and equitable to the class of plaintiffs and will ultimately be approved by the members of the class of plaintiffs in substantially the same manner as submitted to the court.

The settlement provides that the number of shares to be issued to the Class shall be computed using the average of the bid/ask price of the last 30 days ending generally on the date that the settlement becomes final prior to the date of distribution of the shares. For example, if the weighted average of the bid/ask price as computed above is $1.75 per share, the number of shares Search would issue to the class is 1,492,857.

ITEM 5. Other Information

Changes to Board of Directors

In August 1995, Search named two additional individuals to its Board of Directors increasing the Board size to seven members. Named to the Board were William H.T. "Bucky" Bush, St. Louis, Missouri, and Douglas W. Powell, Dallas, Texas.

Mr. Bush previously served as President of Boatman's National Bank of St. Louis and was a member of its Board as well as the Board of its parent holding company, Boatmen's Bancshares, Inc. In 1986 Mr. Bush founded the financial advisory firm of Bush-O'Donnell & Company, specializing in investment management and financial advisory services. Mr. Bush also serves on the boards of directors of twelve other corporate and civic organizations and served as a surrogate for his brother, former President, George Bush, during the 1988 and 1992 political campaigns. Mr. Bush is the uncle of George W. Bush, the current Governor of Texas.

Mr. Powell is the Chairman and Chief Executive Officer of the Dominion Companies, a Dallas, Texas investment firm. Mr. Powell was a graduate of the U.S. Naval Academy and served as a Captain in the U.S. Air Force. Mr. Powell also served as President of Direction One, Inc. from 1976 to 1981 prior to founding the Dominion Companies in 1981.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEARCH CAPITAL GROUP, INC.



DATE:   August 14, 1995                 BY:             /s/ George C. Evans
                                           ------------------------------------------------------
                                                         George C. Evans
                                                         Chairman, President, Chief Executive
                                                         Officer and Director



DATE:   August 14, 1995                 BY:              /s/ Robert D. Idzi
                                           ------------------------------------------------------
                                                          Robert D. Idzi
                                                          Senior Vice President,
                                                          Chief Financial Officer,
                                                          and Treasurer



DATE:   August 14, 1995                 BY:              /s/ Andrew D. Plagens
                                           ------------------------------------------------------
                                                        Andrew D. Plagens
                                                        Controller,
                                                        Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                         Financial Data Schedule
