Form 10-K
period 1995-09-30
SEARCH CAPITAL GROUP INC
filed 1996-01-12
CIK 318672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-K
(Mark One)
     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Fiscal Year Ended SEPTEMBER 30, 1995

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period __________________

                           Commission File No. 0-9539

               S E A R C H   C A P I T A L   G R O U P,   I N C.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     41-1356819
      (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                    Identification No.)


       700 NORTH PEARL, SUITE 400
         PLAZA OF THE AMERICAS
       NORTH TOWER, LOCK BOX 401
             DALLAS, TEXAS                                   75201-7490
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (214)  965-6000

                                 -------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ ]

AS OF JANUARY 8, 1996, THERE WERE 8,696,141 OUTSTANDING SHARES (WITH AN AGGREGATE MARKET VALUE OF $9,783,159) OF REGISTRANT'S $.01 PAR VALUE COMMON STOCK, AND THE AGGREGATE MARKET VALUE OF SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $6,686,593 (BASED ON THE AVERAGE OF THE HIGH AND LOW SALE PRICE AND 5,943,638 SHARES HELD BY NON- AFFILIATES).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Search Capital Group, Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. See "Principal Business."

         Prior to November 1994, the Company financed its receivables purchasing business primarily through the private and public sale of securitized, interest-bearing notes (the "Notes") issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Each offering of Notes was issued by a newly organized subsidiary without recourse to Search or its other subsidiaries. See "Financing." The Notes offered by each of the Fund Subsidiaries were not rated by a national credit agency.

         After November 1994, due primarily to higher than expected losses in the collection of its receivables, the Company temporarily abandoned its securitization activities. In the first half of 1995, the Company developed a reorganization strategy. In August 1995, pursuant to that strategy, Search's existing Fund Subsidiaries filed for protection and reorganization under Chapter 11 of the Bankruptcy Code. See "Subsidiary Bankruptcy Filings." These Fund Subsidiaries and Search, as a co-proponent are attempting to complete a plan of reorganization in these bankruptcy proceedings. See "Joint Plan of
Reorganization."   On November 30, 1995, Search obtained $3,000,000 of interim funding commitments from Hall Financial Group, Inc. ("HFG") that were necessary to continue Search's operations pending completion of the plan of reorganization. Search intends to expand and re-focus its receivables purchasing activities upon completion of the plan of reorganization. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


DEVELOPMENT OF PROBLEM AND REORGANIZATION STRATEGY

         In July 1994, management of the Company initially announced unanticipated adverse trends in the collection and repossession rates for its motor vehicle receivables. Search's stock price sharply declined, and Search was sued in a class action suit asserting securities fraud. See "Item 3.
Legal Proceedings." In November 1994, Search's President and Chief Executive and its independent auditing firm resigned. See "Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure." At that time, new interim management determined to sharply reduce all receivables purchasing activities for the Company while attempting to evaluate and, if necessary, modify or remedy purchasing and collection procedures. In December 1994, the Company's interim management and new independent auditing firm determined that the Company should change its basic accounting principle by adopting SFAS 114 effective for the fourth quarter of its fiscal year ended September 30, 1994. This change caused the Company to recognize substantial losses for fiscal year 1994 resulting in a capital deficit for the Company. As a consequence, in March 1995, Search's Common Stock was delisted from trading on the NASDAQ Stock Exchange.

         Under the Company's new President, who was appointed in January 1995, the Company resumed normal levels of receivables purchasing activities but at the same time tightened certain purchasing procedures where permitted. Management was constrained from any substantial changes in purchasing criteria for receivables purchased for its public Fund Subsidiaries due to restrictions set forth in the trust indentures governing the indebtedness of those subsidiaries. While collection and repossession rates on newly purchased receivables have improved in 1995, the Company has been unable to recover sufficiently to earn a profit in any quarter of 1995.

         During the first calendar quarter of 1995, it became apparent to the Company's management that the Company's Fund Subsidiaries would be unable to satisfy in full their respective Notes upon maturity. Rather than abandon the holders of the Notes (the "Noteholders") to recover whatever might eventually be recovered through collection of receivables, management determined to attempt to reorganize Search and its Fund Subsidiaries by converting the Notes into Search equity, re-focusing the reorganized Company's purchasing activities toward higher quality receivables and using the new equity of the reorganized Company to obtain new debt financing for future growth. In May 1995, the Company announced a preliminary outline of a plan to convert the approximately $68 million debt owed by its Fund Subsidiaries into equity in Search. To this end, the Company engaged the investment banking firm of Alex. Brown & Sons to develop a formal detailed plan of debt-to-equity conversion. To facilitate the development of this plan, the Company also formed an ad hoc committee of Noteholders (the "Ad Hoc Committee") in all eight of its Fund Subsidiaries to review the proposals of Alex. Brown & Sons and provide input and recommendations for the plan.


SUBSIDIARY BANKRUPTCY FILINGS

         History of Bankruptcy Proceedings. In order to effect the debt-to-equity conversion plan proposed by Alex. Brown & Sons and supported by the Ad Hoc Committee, the Company caused each of the Fund Subsidiaries to file for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, on August 14, 1995, Automobile Credit Finance, Inc., Automobile Credit Fund 1991-III, Inc., Automobile Credit Finance 1992-II, Inc., Automobile Credit Finance III, Inc., Automobile Credit Finance IV, Inc., Automobile Credit Finance V, Inc., Automobile Credit Finance VI, Inc. and Automobile Credit Partners, Inc. (collectively the "Bankrupt Subsidiaries"), which are wholly-owned subsidiaries of Search, each filed a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division ("Court"), seeking protection under Chapter 11 of the U.S. Bankruptcy Code ("Code").
These cases have been consolidated as one case for administrative purposes (Case No. 395-34981-RCM-11). Search has not sought protection under the Code but is a proponent, together with the Bankrupt Subsidiaries, of a joint plan of reorganization of the Bankrupt Subsidiaries (the "Joint Plan"). On August 25, 1995, an organizational meeting was held by the U.S. Bankruptcy Trustee to select a committee to represent the Noteholders during the bankruptcy proceedings. This committee, as chosen by the U.S. Bankruptcy Trustee, is known as the official Creditors Committee (the "Committee") and is comprised of eleven individuals who hold Notes issued by the Bankrupt Subsidiaries or who represent Noteholders. The Committee has retained a law firm to represent them.

         To date, through a series of cash collateral hearings through which the Court monitors the use of funds during the bankruptcy proceedings, the Court has allowed the Bankrupt Subsidiaries to continue operating in the ordinary course of business. Subsequent to the formation of the Committee, the Committee, as well as some Noteholders not on the Committee, filed with the Court formal objections to the Joint Plan as originally proposed in August 1995 by the Company and the Bankrupt Subsidiaries. Search commenced negotiations with the Committee to attempt to obtain the Committee's approval of the terms of the Joint Plan. In October 1995, Search reached a preliminary agreement of understanding with the Committee. This preliminary agreement was subject to the completion of detailed documentation and required that significant amendments be made to the terms of the Joint Plan as originally filed with the Court. In December 1995, Search and the Committee filed an agreed form of the Joint Plan with the Court. Search and the Committee also reached agreement on the form of the related disclosure statement (the "Disclosure Statement"), which describes the terms of the Joint Plan, Search, the Bankrupt Subsidiaries and the rights of the Noteholders and other claimholders in the bankruptcy proceedings. The Disclosure Statement was approved by the Court in December 1995. The Disclosure Statement, together with a copy of the consensual Joint Plan and ballots for registering votes for acceptance or rejection of the Joint Plan, were mailed in late December 1995 to the Noteholders and other claimholders in the Bankrupt Subsidiaries. The final date for voting on confirmation of the Joint Plan is expected to occur in late January 1996.

         Confirmation and Effectiveness of Joint Plan. Final effectiveness of the Joint Plan as to each Bankrupt Subsidiary is dependent on its confirmation by the Court, which will occur, if at all, after a vote of the Noteholders, who hold essentially all of the indebtedness of the Bankrupt Subsidiaries. The Noteholders of each Bankrupt Subsidiary will be entitled to vote for or against the Joint Plan, with respect to claims represented by their Notes, as a separate creditor class. A class of Noteholders (i.e. the Noteholders of a particular Bankrupt Subsidiary) will be deemed to have accepted the Joint Plan if votes for acceptance are received from Noteholders in that class (i) holding Notes representing at least two-thirds in amount of the Notes of such class voting on the Joint Plan and (ii) comprising more than one-half in number of Noteholders in the class voting on the Joint Plan. The final terms of the Joint Plan, if they differ in any material fashion from the proposed terms, will be contingent on, among other things, approval by Search's Board of Directors. Confirmation of the Joint Plan is also conditioned on the approval by Search's shareholders of an increase in the authorized number of shares of Search's Common Stock and Preferred Stock to levels adequate to meet the requirements of the proposed Joint Plan.

JOINT PLAN OF REORGANIZATION

         There can be no assurance that the Joint Plan as to each Bankrupt Subsidiary will become effective or that the Joint Plan as to each Bankrupt Subsidiary will be confirmed on essentially the same terms as described below. Consequently, the following summary should not be relied upon as an accurate description of the final, confirmed Joint Plan for each of the Bankrupt Subsidiaries. Upon final confirmation, the Company will file a Form 8-K Current Report with the Securities and Exchange Commission in which the final terms will be described.

         Plan Options for Secured Claims of Noteholders. If confirmed with respect to a particular Bankrupt Subsidiary, the Joint Plan, as currently proposed, provides that Noteholders voting to accept the Joint Plan may choose one of two options (the "Plan Options"). Under one of the Plan Options (the "Search Equity Option"), the Noteholders would receive with respect to the secured portion of their claims the issuance by Search of a combination of shares of Common Stock and shares of a new series of Convertible Preferred Stock ("New Preferred Stock") and cash dividends accrued on their New Preferred Stock from July 1, 1995 to the effective date of the Joint Plan. Under the other Plan Option (the "Collateral Option"), the Noteholders would receive with respect to the secured portion of their claims distributions of the proceeds of the continued collection or the sale of the motor vehicle receivables securing their Notes. As to any one Bankrupt Subsidiary, the selection by the Noteholders of either Plan Option would be implemented on a Noteholder-by-Noteholder basis. If the Joint Plan is confirmed as to a Bankrupt Subsidiary, those Noteholders of that Bankrupt Subsidiary who vote against the Joint Plan will not be entitled to select between the Search Equity Option and the Collateral Option but will receive treatment under the Search Equity Option.
If the Joint Plan is not confirmed as to a Bankrupt Subsidiary, that Bankrupt Subsidiary will continue to conduct its business in the ordinary course, although the exclusivity period with respect to proposal of a reorganization plan in its bankruptcy proceedings will terminate.

         Search Equity Option. Under the Search Equity Option, as currently proposed, the pro rata portion of the assets of the Bankrupt Subsidiaries attributable to Noteholders electing the Search Equity Option will be transferred to Search. Search would ultimately issue, subject to adjustment to prevent dilution, to the former Noteholders electing the Search Equity Option
0.2823 shares of New Preferred Stock and 0.3109 shares of Common Stock for each $1.00 of a Noteholder's secured claim. The number of shares to be issued will be adjusted on a fully diluted basis to be determined by agreement of the financial advisors of the Company and the official Creditors Committee of the Bankrupt Subsidiaries as of effectiveness of the Joint Plan or, if no agreement can be reached, by the Court. Such adjustment will be made to the extent necessary so that the Noteholders would receive New Preferred Stock and Common Stock equal to 75% of the value of all shares of New Preferred Stock, Common Stock, 12% Preferred Stock, other warrants, stock options and rights then outstanding, or agreed to be issued by the Company, as if all of the Noteholders had elected the Search Equity Option. No adjustment would be made as a result of any securities of the Company obtained by HFG under the Funding
Agreement, or any Warrants to be issued for unsecured claims.   See "HFG
Funding Agreement."

         Collateral Option. Under the Collateral Option, a pro rata share of the assets of the Bankrupt Subsidiaries attributable to Noteholders electing the Collateral Option will be transferred to a newly established trust (the "Noteholders Trust") to be held for the benefit of such Noteholders. These assets consist primarily of cash, motor vehicle receivables and repossessed motor vehicles. The transferred cash net of a pro rata share of administrative expenses will be immediately distributed to the Noteholders. The trustee will collect the motor vehicle receivables held by the Noteholders Trust and make regular distributions to the Noteholders. In the alternative, the motor vehicle receivables will be sold by the trustee to the highest bidder if the trustee estimates that their sale proceeds would be greater than the present value of the collection proceeds from the Notes. The net proceeds from the sale will be distributed to the Noteholders.

         Determination of Secured Claims of Noteholders. With respect to each Bankrupt Subsidiary, the total amount of the allowed secured claims for the Noteholders of that Bankrupt Subsidiary will equal 120% of the present value (the "Present Value") of the Bankrupt Subsidiary's "Net Cash Flow," using a 15% discount rate. The "Net Cash Flow" for each Bankrupt Subsidiary is the estimated periodic cash distributions that would be made by the Bankrupt Subsidiary to its Noteholders assuming it continued to collect its receivables at the historical average collection rate experienced by Search and the Bankrupt Subsidiaries in the collection of their receivables. The Present Value has been determined as of August 1, 1995. The total Present Values for all Bankrupt Subsidiaries is $44,367,048.

         Unsecured Claims of Noteholders. The unsecured portion of the claims of the Noteholders consists of the difference, (i.e. $16,077,204) between total principal and interest due the Noteholders of $69,317,661, and the amount of the secured claims of $53,240,457. All Noteholders of Bankrupt Subsidiaries for which the Joint Plan is confirmed, with respect to the unsecured portion of such Noteholders' claims, and any other holders of unsecured claims against such Bankrupt Subsidiaries, will receive from Search a pro rata share of five year warrants to purchase an aggregate of 5,000,000 shares of Common Stock (the "Warrants"). The exercise price of the Warrants will be $2.00 during the first year and increase by $0.25 per year over the term of the Warrants. All Warrants not exercised prior to expiration will be redeemed by Search at a price of $0.25 per Warrant.

         The Joint Plan also requires the establishment of a trust (the "Litigation Trust") for the benefit of the holders of unsecured claims of Bankrupt Subsidiaries for which the Joint Plan is approved. The trust will be established with a total funding of $350,000 to be supplied pro rata from the confirming Bankrupt Subsidiaries. The Litigation Trust will be authorized to pursue any claims and causes of action of each Bankrupt Subsidiary for which the Joint Plan is approved. Any proceeds will be distributed pro rata to unsecured claim holders. The Litigation Trust will automatically terminate if the Common Stock trades at an average price of $2.50 per share for 30 consecutive trading days during the first year following effectiveness of the Joint Plan.

         Terms of New Preferred Stock. As a condition to confirmation of the Joint Plan, the Board of Directors must establish a new series of Preferred Stock to be designated as the "9%/7% Senior Convertible Preferred Stock" (the "New Preferred Stock"). The New Preferred Stock would rank on a parity with the 12% Preferred Stock as to rights to dividends and liquidation preferences. The Joint Plan, as currently proposed, specifies certain of the basic preferences, rights and powers of the New Preferred Stock. The final terms of the New Preferred Stock will be established by Search's Board of Directors in the Certificate of Designations to be filed with the Delaware Secretary of State. Any material changes in the Joint Plan may result in changes in the terms of the New Preferred Stock.

         Dividends. Holders of the New Preferred Stock would be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, dividends at a per annum rate of (i) $0.315 per share until the end of the twelfth (12th) full calendar quarter following payment of the first dividend on the New Preferred Stock ("9% End Date"), and (ii) $0.245 per share after the 9% End Date. Dividends on the New Preferred Stock would accrue from July 1, 1995, which was the date through which the Bankrupt Subsidiaries have paid accrued interest to the Noteholders. The dividends would be payable quarterly, with the first payment being due 20 days following the date that the Court's confirmation of the Joint Plan becomes final. The Company may pay dividends through distributions of Common Stock under certain circumstances.

         Conversions. Holders of outstanding shares of the New Preferred Stock would be able to elect at any time to convert their shares into Common Stock. The conversion ratio would be 2.0 shares of Common Stock for each share of New Preferred Stock. In addition, up to 50% of the outstanding shares of New Preferred Stock could be mandatorily converted into shares of Common Stock at the option of Search if its Common Stock trades (i) at a price of $4.25 per share or higher on any 20 trading days in a period of 30 consecutive trading days between the second and third anniversaries of the effective date of the Joint Plan, or (ii) at a price of $3.50 or higher on any 20 trading days in a period of 30 consecutive trading days after the third anniversary of the effective date of the Joint Plan. Finally, on the seventh anniversary of the effective date of the Joint Plan, all of the outstanding shares of New Preferred Stock would be mandatorily converted into shares of Common Stock.

         Liquidation Rights. In the event of the voluntary or involuntary liquidation, dissolution or winding up of Search, the holders of the New Preferred Stock would be entitled to be paid $3.50 per share plus all accrued and unpaid dividends thereon before any distribution or payment is made to the holders of Common Stock.

         Voting Rights. Each share of New Preferred Stock will be entitled to exercise the same voting rights as holders of Common Stock and will have one vote per share. Upon effectiveness of the Joint Plan, subject to any lenders' negotiated rights to appoint new board members, the initial board of directors of Search will consist of eight members, which will include the six current members of Search's Board of Directors and two additional directors selected by Search from qualified director nominees submitted by the Committee. The duration of the terms of the two new directors will be three years for one director and two years for the other director. These two new members will be appointed to membership on the Compensation Committee of the Board for a one year period after the effective date of the Joint Plan, and approval of the Compensation Committee will be required for the issuance, granting terms and conditions of all warrants, stock options, bonuses and forms of compensation for certain of Search's officers and directors for the same period. If Search is in default in the payment of the first two quarterly dividends following the effective date of the Joint Plan or any four consecutive quarterly dividends on the outstanding New Preferred Stock, the holders of outstanding New Preferred Stock would be automatically entitled to an additional vote per share and given the right to elect two-thirds of Search's Board of Directors. The affirmative vote or consent of the holders of more than 66-2/3% of all outstanding shares of New Preferred Stock, voting as a separate class, would be required (i) to amend, alter or repeal any provision of the Certificate of Designations establishing the New Preferred Stock to adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the New Preferred Stock or (ii) to effect any reclassification of the New Preferred Stock. The affirmative vote or consent of the holders of more than 50% of all outstanding shares of New Preferred Stock, voting as a separate class, would be required to approve any merger of Search with another company when Search is not the surviving entity or any sale of more than 50% of Search's assets.

         Subsequent Issuances of Securities. Search will be prohibited from issuing Preferred Stock in the future that is pari passu with the New Preferred Stock unless at the time of such issuance all dividends due and payable on the New Preferred Stock have been paid in full. Search would also be prohibited from issuing preferred or common stock or warrants or any other form of security to any of its affiliates for consideration that does not equal or exceed the fair market value of such security, as determined by an independent third party. Search could, nevertheless, issue options or warrants to new or existing directors or management if such options or warrants are approved by the Compensation Committee. Search could also issue Common Stock upon the exercise of outstanding warrants or options but may not amend or modify such warrants or options without the approval of the Compensation Committee. If Search issues any security for consideration less than its fair market value, the number of shares of Common Stock, New Preferred Stock and Warrants issued under the Joint Plan will be immediately and appropriately adjusted, and the conversion price of the New Preferred Stock and the exercise price of the Warrants shall be adjusted to take into account the dilution in value of the security holdings of Noteholders caused by such below fair market issuance of Search's securities.

HFG FUNDING AGREEMENT

         HFG Loan. On November 30, 1995, Search entered into a Funding Agreement with Hall Financial Group, Inc. ("HFG"). Pursuant to the Funding Agreement, HFG agreed to make three loans totaling $3,000,000 to Search, which are represented by three promissory notes payable by Search to HFG (the "HFG Notes"). "HFG Note I" is in the original principal amount of $1,284,487. "HFG
Note II" is in the original principal amount of $715,513. "HFG Note III" is in the original principal amount of $1,000,000. HFG Notes I and II bear interest at the rate of 12% and mature on the earlier of the effective date of the Joint Plan or 90 days after their execution unless extended for 60 days by Search, in which case the interest rate increases to 14%. HFG Note III bears interest at the rate of 6% and matures in one year. HFG Notes I and III have been fully funded. HFG Note II will only be funded if necessary to payoff the Company's loan from General Electric Credit Corp. ("GECC") and if certain conditions are met. See "Financing--Line of Credit." Search paid HFG commitment fees of $20,000 in connection with the HFG Loan.

         The HFG Notes are secured by approximately $5,900,000 in motor vehicle receivables owned by Search and its subsidiary, Search Funding Corp., 2,250,000 shares of Common Stock held as treasury stock by one of Search's subsidiaries, and 100% of the stock of Search's non-bankrupt subsidiaries, Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings, Inc., and Newsearch, Inc. (collectively, the "Non-Bankrupt Subsidiaries").

         Conversion of HFG Notes. HFG Notes I and III are convertible at the option of HFG into shares of Search's Common Stock after confirmation of the Joint Plan or after a specified period following the execution of the HFG Notes if confirmation has not occurred during that period. During the first 30 trading days after confirmation of the Joint Plan, the conversion price for these HFG Notes will be the lesser of $.93 per share or 65% of the price determined using the same formula used to determine the number of shares issued to Noteholders under the Joint Plan. If the Joint Plan is not confirmed or following the first 30 trading days after the Joint Plan's confirmation, the conversion price will be a price per share equal to 60% of the average bid price for the previous 30 trading days. HFG Note III may be prepaid by Search on the 31st trading day after the Joint Plan's confirmation by issuing to HFG shares of Search's Common Stock in number equal to the HFG Note III balance divided by 60% of the average bid price for the Common Stock during the prior 30 trading days. The shares issued with respect to HFG Note III will be restricted from resale for a period of 12 months except that 25,000 shares may be resold per month on a cumulative basis during such 12 month period. The conversion option with respect to HFG Note I is limited to 2,500,000 shares of Search's Common Stock less the shares required to satisfy the conversion option or the stock prepayment feature of the HFG Note III.

         HFG Warrants. Pursuant to the Funding Agreement, Search has issued to HFG a warrant (the "HFG Warrant") to purchase 3,000,000 shares of Common Stock at an exercise price of $2.00 per share. The HFG Warrant expires on November 30, 2000. Under the HFG Warrant, HFG has the right to require the Company to effect the registration under the Securities Act of 1933 (the "1933 Act") of the shares purchasable by HFG under the HFG Warrant as well as the shares that HFG may obtain upon conversion of the HFG Notes. HFG will also have the right to require Search to register such shares if Search proposes to register any of its securities under the 1933 Act. In the event of the registration of HFG's shares under the 1933 Act, Search will be obligated to indemnify HFG and its affiliates from losses or liabilities arising out of untrue statements of material fact contained in the registration statement or related prospectus.

         Covenants. Pursuant to the Funding Agreement, Search is obligated to amend its Certificate of Incorporation and bylaws as necessary to assure that HFG has the right to elect one director to Search's Board if HFG converts HFG
Note III into Common Stock. Search is also obligated to maintain a collateral coverage ratio of pledged motor vehicle receivables (excluding receivables with delinquencies exceeding 60 days) to debts evidenced by the HFG Notes of not less than 1.5 to 1. Without HFG's prior express written consent, the Funding Agreement prohibits Search from issuing additional shares of Common Stock (except to comply with the Joint Plan and for certain other planned share issuances), issue additional warrants or rights to acquire shares of Common Stock, amend its Certificate of Incorporation, modify its current loan agreement with GECC, transfer any property among Search or its Non-Bankrupt Subsidiaries for less than fair value, transfer any of the collateral securing the HFG Notes, grant any junior security interest in such collateral or file any voluntary petition under the Bankruptcy Code.

         Amendment to Funding Agreement. The Funding Agreement originally required HFG to make certain loans to the Bankrupt Subsidiaries upon completion of the Joint Plan. Search and the Committee have determined not to include any funding of the Bankrupt Subsidiaries in the latest version of the Joint Plan. Search and HFG have agreed to an amendment to the Funding Agreement that provides HFG the option to purchase, in its sole discretion, Common Stock, New Preferred Stock, and Warrants for a purchase price equal to 80% of the Present Value attributable to such securities for purpose of their issuance to Noteholders under the Joint Plan, less an amount equal to the accrued dividends attributable to the New Preferred Stock that is received by HFG. HFG would be entitled to purchase securities in an amount up to a maximum of $6,000,000 in Present Value, which the Company estimates would represent a purchase price payable by HFG of approximately $4,426,000. The proceeds of any shares so purchased will be paid to Search. Under the Funding Agreement, as amended, Search will give HFG the right to elect another director if HFG purchases $1,000,000 Present Value of such securities, it converts HFG Note I into at least 1,000,000 shares of Common Stock or HFG exercises the HFG Warrants. HFG will also have registration rights for such securities similar to those provided by the HFG Warrants.

EFFECTS OF COMPLETION OF JOINT PLAN ON COMPANY

         If the Joint Plan is confirmed, as currently proposed, with respect to each of the Bankrupt Subsidiaries, an aggregate of approximately $69,320,000 of indebtedness of the Bankrupt Subsidiaries represented by the Notes would be canceled. Following effectiveness of the Joint Plan, the Company's indebtedness is expected to be limited to the indebtedness owed to GECC and to HFG.

         The Bankrupt Subsidiaries for which the Joint Plan is confirmed will be dissolved following effectiveness of the Joint Plan. The assets of such Bankrupt Subsidiaries will be transferred either to Search or to the Noteholders Trust, with $350,000 to be deposited in the Litigation Trust. The total assets to be transferred to Search or the Noteholders Trust, respectively, will depend on the relative amounts of indebtedness of Noteholders electing the Search Equity Option or the Collateral Option. The assets transferred to the Noteholders Trust would be removed from the consolidated financial statements of the Company. The Company may also lose any servicing rights and fee revenue with respect to the motor vehicle receivables transferred to the Noteholders Trust. The Noteholders Trust may engage the Company or another servicing entity to service and collect its motor vehicle receivables. The assets transferred to the Company would be received free and clear of any liens or restrictions. The current restrictions in the trust indentures governing the indebtedness represented by the Notes would be eliminated through cancellation of the indentures upon effectiveness of the Joint Plan.

         If the Joint Plan is not confirmed as to any Bankrupt Subsidiary, the assets and indebtedness of that Bankrupt Subsidiary would remain on the consolidated financial statements of the Company.


EFFECTS OF COMPLETION OF JOINT PLAN ON EXISTING COMMON SHAREHOLDERS

         As of August 14, 1995, the Bankrupt Subsidiaries owed to the Noteholders an aggregate of approximately $69,320,000 in principal and accrued interest represented by the Notes. The Company estimates that the aggregate secured claims and unsecured claims of Noteholders of all Bankrupt Subsidiaries are approximately $53,240,457 and $16,077,204, respectively. Consequently, the Company estimates that confirmation of the Joint Plan, as proposed, may require the issuance by Search to the Noteholders of (i) up to an aggregate of 16,551,850 shares of Common Stock and 15,031,648 shares of New Preferred Stock, and (ii) Warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock. Assuming the confirmation of the Joint Plan, as currently proposed, for all of the Bankrupt Subsidiaries and assuming that Noteholders holding 25%, 50% or 75% of the secured claims of all Noteholders receive the treatment provided in the Search Equity Option, the following table illustrates the estimated number of shares of Common Stock and New Preferred Stock and Warrants that would be issued by Search to Noteholders.

      Estimated Amounts to be Issued                          Percentage of Secured Claims of Noteholders
             Under Joint Plan                                  Receiving Search Equity Option Treatment
----------------------------------------------             -----------------------------------------------
                                                               25%               50%                75%
                                                             ---------        ---------         ----------
Common Stock (1)                                             4,138,000        8,276,000         12,414,000

New Preferred Stock                                          3,758,000        7,516,000         11,274,000

Warrants                                                     5,000,000        5,000,000          5,000,000


(1)  Assumes no adjustments to prevent dilution

      The primary adverse effect of the effectuation of the Joint Plan and the HFG transactions on existing shareholders would be the dilution of their voting power from the issuance of shares of New Preferred Stock and Common Stock. Assuming all Noteholders elected the Search Equity Option and HFG purchased all of the Common Stock and New Preferred Stock that it has the right to purchase under the amendment to the Funding Agreement, those shareholders owning Common Stock outstanding prior to the issuance of such shares to HFG and under the Joint Plan would own approximately 32% of the outstanding shares of Common Stock and 20% of the total outstanding shares of Common Stock and New Preferred Stock following such issuance. Holders of the New Preferred Stock would be able to vote their shares ( one vote per share) on all matters submitted to the vote of holders of Common Stock. If the dividend obligations on the New Preferred Stock were in arrears, holders of New Preferred Stock would be entitled to two votes per share. Search's existing shareholders would own none of the newly issued shares of New Preferred Stock.

      Effectiveness of the Joint Plan and the HFG transactions would benefit Search's existing shareholders primarily by causing an increase in the Company's net worth as a result of HFG's investment and cancellation of the Notes, by eliminating any interest expenses attributable to the Notes issued by the Bankrupt Subsidiaries and by removing the existing restrictions on the Company's use of the cash flow from assets transferred to it. The Company's net loss per share may ultimately become a profit and book value per share should also have a corresponding increase. In addition, the annual dividend requirements on the shares of New Preferred Stock would be substantially less than the aggregate debt service requirements of the Notes and would disappear upon any mandatory conversion of the New Preferred Stock. While the Notes have stated maturities ranging from December 31, 1994 to June 30, 1998, Search would have no obligation to redeem the shares of New Preferred Stock. Any dividends on outstanding shares of Common Stock would be restricted if the dividend obligations on the New Preferred Stock were in arrears. However, the Board may not now legally declare any dividends on the Common Stock and does not currently contemplate declaring any dividends on Search's Common Stock in the foreseeable future after completion of the Joint Plan. If a liquidation of Search were to occur, the liquidation preferences resulting from contributed assets of any outstanding shares of New Preferred Stock and 12% Preferred Stock (as well as any other series of Preferred Stock that the Board elects to issue with a liquidation preference) would have to be satisfied in full prior to any liquidating distributions to the holders of Common Stock.

PRINCIPAL BUSINESS

         The Dealer Network. The Company established the Dealer Network for the purpose of originating motor vehicle receivables through the sale of used automobiles and light trucks. All dealers are unaffiliated with the Company, and each dealer enters into a membership agreement with the Company and uses Company-approved contract forms. Under the terms of the membership agreement, a dealer is not obligated to offer to sell any minimum number of receivables to the Company, and the Company is under no obligation to purchase any receivables from the dealer. Before inclusion of any dealer in the Dealer Network, the dealer is initially visited and inspected by Company personnel and follow-up visits are also performed on an ongoing basis, generally every 60 days, by the Company's marketing representatives.

         The Dealer Network is comprised of dealers franchised by vehicle manufacturers and independent dealers. To qualify for membership in the Dealer Network, each independent dealer must have been in business at least two years, be in good standing with regulatory and auto-association authorities (as verified by the Company), and meet certain credit standards. The Company verifies that an independent dealer meets these standards through a credit bureau or Dun & Bradstreet report. Franchise dealers automatically qualify for membership in the Dealer Network.

         Membership in the Dealer Network can be terminated at the Company's discretion. Monthly, each dealer is reviewed by the Company's personnel to determine the quality and performance of receivables the Company purchased from the dealer. Additionally, the number of receivables submitted by each Dealer to and purchased by the Company are reviewed. The decision to terminate a dealer from the Dealer Network is made on a case-by-case basis depending on the past performance of the dealer. The majority of dealers terminated from the Dealer Network are terminated for failure to submit a receivable to the Company within a 90 day period. The Company terminated approximately 500 dealers in fiscal year 1995 for this reason. Other factors considered in making the decision to terminate a dealer include: high delinquency or repossession rates for the dealer's receivables, a low acceptance rate by the Company of receivables submitted by the dealer and any breaches by the dealer of its membership agreement with the Company. The Company terminated the membership of approximately 295 dealers in fiscal year 1995 based upon these other factors.

         Dealers communicate and negotiate receivable sales transactions directly with the Company's centralized purchasing personnel via facsimile shortly after the receivable's origination. The receivable purchase decision is typically communicated to the dealer in approximately one hour, and if the receivable is purchased, documentation of such purchase is completed generally in one week. The Company pays the dealer for the sale of the receivable after receipt and review of the original receivable contract and other required documents and after verification procedures are completed

         The Company believes that the services it provides to used car dealers improve their financial efficiency by enabling them to turn their working capital more frequently. The dealers forego some future profits on each transaction in exchange for an immediate return of their invested capital, avoidance of collection expenses and elimination of any collection risks.

         Currently, the Company is purchasing receivables from dealers located primarily in metropolitan areas in Arizona, Florida, South Carolina, Texas, Oklahoma, Georgia, and Tennessee. The Company's principal market focus has been in the southern and southwestern states such as those listed above, where "self-help" repossession laws promote efficient collection efforts with respect to defaulted receivables, and where milder climates generate higher collateral values for used vehicles. See "Regulation."

         Receivables Purchasing Procedures and Criteria. Since September 1994, the Company has purchased receivables only for the Fund Subsidiaries. In November 1995, the Company's new interim management determined to sharply reduce all receivables purchasing activities for the Company while attempting to evaluate and, if necessary, modify or remedy purchasing and collection procedures. In January 1995, the Company's new President caused the Company to resume normal levels of receivables purchasing activities but at the same time tightened certain purchasing procedures where permitted. Management was constrained from any substantial changes in purchasing criteria for receivables purchased for its public Fund Subsidiaries due to restrictions set forth in the trust indentures governing the indebtedness of those subsidiaries.

         The indentures established specific criteria with respect to the price, purchase discount, term, downpayment, installments and interest rate for the receivables it purchases and also with respect to price, cost to the dealer, average wholesale value, age, mileage and make of the motor vehicles securing such receivables. The Company believes that the most significant of these criteria are as follows:

         o   The average purchase price of a receivable may not exceed 53% of the total remaining unpaid installments of the receivables;
         o   The average purchase price for a receivable may not significantly exceed the approximate average wholesale value and/or the dealer's actual cost for the underlying financed vehicle;
         o The receivable generally must have an original term of 36 months or less;
         o The age of each financed vehicle may not generally exceed eight years for automobiles or nine years for trucks;
         o The obligor on the receivable is required to make a down payment in cash plus a net trade-in allowance of at least 25% of the dealer's cost in the financed vehicle;
         o The interest rate on the receivable must not violate any applicable usury laws; and
         o The dealer's actual cost for a financed vehicle generally must be greater than $2,000 and less than $6,200.

         Generally, to satisfy these credit criteria, an obligor must provide verifiable personal references, must have a valid driver's license, must have been a resident of the local area of receivable origination for a minimum of one year, must have verifiable current employment and credit history and must be at least 18 years of age.

         During 1995, the Company has attempted to tighten its purchasing procedures and the application of the criteria beyond that required by the indentures. For example, the Company has commenced to adjust the purchase prices offered to dealers for receivables based on the perceived credit risk of the obligor and the wholesale vehicle value, to verify directly with obligors customer purchase satisfaction, downpayment amounts and credit information, to monitor through the ANMS receivable transactions from dealers whose receivables have historically lower collection rates and to reject receivables from known credit abusers. In addition, the Company commenced more strictly to apply the foregoing credit criteria.

         The Company's receivables purchasing personnel review each receivable for compliance with the foregoing criteria, utilizing standard and supporting documentation provided via facsimile by the selling dealer and national computerized databases that automatically interact with the Company's proprietary Auto Note Management System Software ("ANMS"). The Company verifies, by reference to published wholesale vehicle value guides, the average wholesale prices of the underlying vehicles. In most instances, the Company performs this pre-purchase due diligence and processes purchases within one hour, thereby assisting the dealer in the timely sale of the underlying vehicle. This one hour turnaround time is considered by the Company to be an important competitive factor, and the Company constantly monitors its turnaround time through its ANMS. The Company acquires less than half of the receivables offered by dealers in the Dealer Network. In a typical receivable purchase by the Company, a dealer will make a profit of approximately $900 on a vehicle which cost the dealer $4,000 and was held in its inventory less than 30 days.

         While the Company purchases groups of receivables, it typically purchases individually selected receivables. Purchasing receivables from dealers on an individual basis in accordance with the Company's purchasing criteria enables the Company to more readily control conformity to collateral and credit requirements and compliance with applicable laws and regulations.

         The Company's underwriting strategy differs markedly from many of its competitors. Many of the Company's competitors usually make only bulk purchases of receivables and/or retain recourse against the selling dealer for mere non-payment of the receivable through quasi-loan arrangements, dealer holdbacks or reserve accounts or other collection collateral or guaranties. As a result of the assumption from the dealer of more collection risk and its purchase of individual receivables, the Company is able to purchase receivables at greater discounts than these competitors. The purchase and credit criteria and verification procedures also differ from competitor to competitor, although the variations are smaller for those competitors directly competing with the Company in its market niche. Unlike the Company, certain other competitors will only purchase "seasoned" receivables, i.e. receivables that have existed and performed in an acceptable manner for a period of time.

         Receivables Servicing and Collections. Upon purchase of each receivable, the Company instructs each obligor to remit payments directly to the Company's post office box, utilizing preprinted payment coupon booklets. Payments may also be made in person at the Company's offices or via Western Union Quick Collect service or through Ace Cash Express. Though the Company's collections operations are based at the Company's home office in Dallas, Texas, the Company operates branch collections offices in the following cities:
Garland, Texas; Arlington, Texas; Houston, Texas; Memphis, Tennessee.

         The Company has a staff of collection personnel that monitor payments of the receivables and contacts obligors via telephone when payments are delinquent. Collections personnel generally have (i) a minimum of one year collection experience, (ii) the ability to obtain corrective action on delinquent accounts and (iii) knowledge and ability to comply with state and federal debt collection laws. Generally, if at least three semi-monthly payments are past due and the obligor fails to make any payments, including partial payments, for a period of 30 days, the receivable is subject to enhanced collection efforts, including intensified telephone and written contacts aimed at identifying the likelihood and expected amount of payment on the receivable. At any time thereafter, the Company may (i) contract with an independent third party repossession company to locate and peacefully repossess the motor vehicle securing the receivable or (ii) seek and obtain an order of a court of competent jurisdiction for turnover of the motor vehicle. The decision to repossess a motor vehicle is made on a case-by-case basis by a collections unit manager. Factors considered by these unit managers include recent payments and willingness on the part of the obligor to commit to payment upon a date certain. Any delays in repossession expose the Company to the risk of reduced resale value for the vehicle due to additional mileage and the possibility of damage or lack of necessary maintenance or repairs to the vehicle.

         The Company's collection and repossession activities are administered through its ANMS. The Company's ability through the ANMS to relationally cross-reference receivable collection statistics against vehicle, dealer, customer and geographic data enables the Company to monitor receivables and adjust purchase procedures and prices.

         Following repossession, the Company sells each repossessed vehicle on a wholesale basis to dealers at an unaffiliated motor vehicle auction at the highest available bid. During the period from October 1994 until December 1995, the Company sold many of its repossessed vehicles directly to consumers at used car lots operated by the Company. The sale of the vehicles in this manner, rather than on a wholesale basis, created another receivable with associated risks of default and payment delays. Because the profits generated by these lots was not sufficient to justify their existence, the Company had closed all three of its retail lots as of December 31, 1995, which will result in reduction of direct costs and general and administrative expenses in future periods. The Company currently holds approximately 726 receivables originated through these retail lots.

         The Company, in the past, subcontracted with LSI Financial Group ("LSI") to provide collection and repossession services with respect to approximately 5% of the Company's motor vehicle receivables. In September 1995, the Company transferred all collection and repossession services previously performed by LSI to its own collections department and now services all receivables itself.

         Expansion into Other Credit Markets. Following completion of the Joint Plan, the Company anticipates implementation of a program that would expand its operations into higher credit-rated receivables. This expansion would continue to target borrowers with sub-standard credit histories; however, it would focus on borrowers with increased job and residence stability, higher income, and re-established positive credit. If implemented, receivables purchased under the new program would carry interest rates ranging from approximately 18% to 25%. The receivables purchased would be secured primarily by automobiles up to 6 years in age, having been driven no more than (i) an average of 25,000 miles per year and (ii) having 80,000 total miles. Participating dealers would be primarily franchised dealers and some independent dealers.

         The Auto Note Management System (ANMS). Since its inception, the Company has pursued a strategy of developing in-house, receivable purchase and collection operating systems utilizing personal computer-based software and hardware. The Company's current ANMS and related systems are connected with outside databases, such as national credit bureaus, wholesale vehicle valuation guides, and major dealers. These systems contribute to the Company's ability to satisfy the Dealer Network's needs by enhancing the Company's ability to meet its targeted one-hour receivable processing commitment. In addition, the Company's ability to relationally cross-reference receivable collection statistics against vehicle, dealer, customer and geographic data enables the Company to monitor receivables and adjust purchasing activities and criteria according to such comparative statistics. The Company maintains a full-time staff of personnel who develop and maintain the ANMS.

RECEIVABLES CHARACTERISTICS

         General. Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's portfolio of motor vehicle receivables, as of September 30, 1995 and September 30, 1994. The contracts are segregated into individually purchased receivables and bulk receivable purchases. Bulk receivable purchases are evaluated and purchased as a group under different purchasing criteria, including customer payment history.

AVERAGE RECEIVABLE CHARACTERISTICS FOR INDIVIDUAL RECEIVABLE PURCHASES

                                                                     As of                    As of
                                                              September 30, 1995       September 30, 1994
                                                              ------------------       ------------------
Dealer's vehicle cost                                                 $3,609                   $4,411
Purchase price to customer of underlying vehicle                      $8,026                   $7,859
Dealer's profit on receivable sale                                      $959                     $931
Age of vehicle                                                     5.9 Years                4.8 Years
Wholesale value of vehicle                                            $4,640                   $4,409
Down payment (including net trade-in credit)                          $1,588                   $1,577
Receivable term                                                  31.6 Months              30.5 Months
APR                                                                    24.2%                    24.3%
Semi-monthly payment                                                    $150                     $145
Receivable balance (principal and unearned interest)                  $9,549                   $9,242
Purchase price for receivable                                         $4,969                   $4,699
Receivable cost as % of receivable balance                            51.67%                    50.8%
Receivable discount as % of receivable balance                        48.33%                    49.2%

             AVERAGE RECEIVABLE CHARACTERISTICS FOR BULK PURCHASES

                                                                    As of                    As of
                                                             September 30, 1995        September 30, 1994
                                                             ------------------        ------------------
Purchase price to customer of underlying vehicle                      $5,716                  $4,718
Age of vehicle                                                     8.5 Years              8.42 Years
Down payment (including net trade-in credit)                          $1,292                  $1,140
Receivable term                                                 22.05 Months             22.3 Months
Semi-monthly payment                                                    $121                    $110
Receivable balance (principal and unearned interest)                  $5,274                  $3,441
Purchase price for receivable                                         $2,955                  $2,066
Receivable cost as % of receivable balance                            55.01%                   60.0%
Receivable discount as % of receivable balance                        44.99%                   40.0%

         At September 30, 1995, the Company had an aggregate of 12,128 motor vehicle receivables in its portfolio with an aggregate total unpaid balance of $66,677,000, including $13,106,000 in unearned interest and $18,623,000 in credit loss allowance. In vehicles held for resale, the Company had a total of 599 vehicles having an estimated value of approximately $601,000. As of September 30, 1995, 586 of the total 12,128 receivables were bulk receivables and $1,712,000 of the total $66,677,000 represented unpaid installments on bulk receivables. The Company's average recorded investment in impaired loans was $14,737,000 and $10,724,000 for the fiscal years ended September 30, 1995 and 1994 respectively.

         Seasonality. The Company's operations are seasonably impacted by higher delinquency rates during certain holiday periods.

         Delinquency, Repossession and Collections. The following tables set forth certain information regarding the Company's motor vehicle receivables, from inception (April 1, 1991) through September 30, 1995. There can be no assurance that the future performance of the receivables purchased by the Company, including future delinquency and loss experience, will be similar to that set forth in the following tables.

              MOTOR VEHICLE RECEIVABLES - AGING AND DELINQUENCIES

(Dollars in thousands)                       As of September 30 1995                       As of September 30,1994
                                             -----------------------                       -----------------------
                                    Number of      Total (1)         % of        Number of     Total (1)           % of
                                     Active         Unpaid       Total Unpaid     Active          Unpaid      Total Unpaid
Contractual Delinquency            Receivables   Installments    Installments   Receivables    Installments   Installments
--------------------------------------------------------------------------------------------------------------------------------
Current to 60 days past due            9,805        $53,758           80.6%         14,726       $104,117           77.7%
61-180 days past due(2)                1,696          9,182           13.8%          3,069         21,240           15.8%
181+ days past due(2)                    627          3,737            5.6%          1,200          8,746            6.5%
                                -----------------------------------------------------------------------------------------------
All Active Receivables                12,128        $66,677          100.0%         18,995       $134,103          100.0%
                                ===============================================================================================

(1)      Includes unearned income.
(2) Active receivables exclude 599 and 821 accounts that have been reclassified to vehicles held for resale at September 30, 1995, and September 30, 1994, respectively.

                    PERFORMANCE OF MOTOR VEHICLE RECEIVABLES


(Dollars in thousands)                                        From Inception        From Inception        From Inception
                                                                 Through               Through               Through
                                                            September 30, 1995    September 30, 1994    September 30, 1993
                                                            ------------------    ------------------    ------------------
Collections (1)                                                    $102,766              $55,781               $16,300
Net Repossession Proceeds (2)                                       $27,377              $16,427                $4,295
Net Losses on Repossessions (3)                                     $21,377              $ 8,628              $  1,348
Ratio of Net Losses to Original Receivables Cost                      31.1%                26.8%                 18.9%
Number of Repossessions                                              15,543                8,270                 1,821
Ratio of Repossessions to Total  Receivables (Units)                  45.9%                29.0%                 18.7%
Average Age of  Receivables (4)                                13.51 Months          10.5 months            7.9 months


(1) Total receivable collections include installments received on receivables prior to repossession but exclude net repossession proceeds.
(2) Represents net proceeds from sales of 1,798, 6,449 and 7,273 repossessed vehicles through September 30, 1993, 1994 and 1995, respectively.
(3) The term "Net Losses" represents total collections (including repossession proceeds) less the initial cost of receivables related to the repossessed vehicles.
(4) Based on period from purchase of contract receivable up to contract term, excluding bulk purchases.

         The percentage of contractually delinquent accounts has decreased from September 30, 1994 to September 30, 1995. At the end of September 30, 1995, 19.4% of the Company's active contracts were at least 61 days contractually delinquent compared to 22.3% at September 30, 1994. The decrease in accounts at least 61 days contractually delinquent is due to increased collection efforts, tightened credit criteria and the Company's charge-off policy implemented in June of 1995. Since implementation of the policy, the Company has charged-off 1,321 accounts with remaining contractual balances of $8,235,000.

         The net cumulative losses on repossessions were $1,396, $1,043 and $740 per repossession for the years ending September 30, 1995, 1994 and 1993, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Results of Operations".

FINANCING

         See the discussion of the financing provided by HFG under "HFG Funding Agreement" above.

         Until November 1994, the Company financed its receivables purchasing activities through public and private sales of unrated, asset-backed debt securities by its Bankrupt Subsidiaries. Unlike more common securitizations, the Company did not seek a rating of these asset-backed securities by any rating agencies.

         Each Bankruptcy Subsidiary filed, on August 14, 1995, a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division seeking relief under Chapter 11 of the U.S. Bankruptcy Code ("Code") See discussion under "Subsidiary Bankruptcy Filings." The following table sets forth certain information regarding the Note indebtedness of each Bankrupt Subsidiary; these notes and related interest are prepetition and subject t o compromise under the Plan of Reorganization.


                 DESCRIPTION OF NOTES OF BANKRUPT SUBSIDIARIES

                                              Original    Interest   Interest                   Sinking Fund         Private
                                Offering     Principal     Accrual    Payment                   Commencement           or
         Entity Name           Completion    Amount ($)     Rate       Rate        Maturity         Date             Public
         -----------           ----------    ----------     ----       ----        --------         ----             ------
Automobile Credit Fund 91-     Jan. 1992       1,000,000     21%      15% (4)      3/31/95 (3)       3/31/94 (1)    Private
III, Inc. ("ACF 91-III")
Automobile Credit Finance,      May 1992       5,000,000     18%      15% (4)      12/31/94(3)      12/31/93 (1)    Public
Inc. ("ACF")
Automobile Credit Partners,     May 1992       1,000,000     21%      15% (4)      4/30/95 (3)       4/30/94 (1)    Private
Inc. ("ACP")
Automobile Credit Finance      Dec. 1992      10,000,000     15%      15% (4)        12/31/95       12/31/94 (1)    Public
1992-II, Inc. ("ACF 92-II")
Automobile Credit Finance      July 1993      15,000,000     15%      15% (4)         4/30/96        4/30/95 (1)    Public
III, Inc. ("ACF III")
Automobile Credit Finance      Dec. 1993      10,000,000     14%      14% (4)         12/31/96    9/30/95 (1)(2)    Public
IV, Inc. ("ACF IV")
Automobile Credit Finance      Oct. 1994      19,872,000     12%      12% (4)         12/31/97    9/30/96 (1)(2)    Public
V, Inc. ("ACF V")
Automobile Credit Finance      Dec. 1994      10,675,000     12%      12% (4)          6/30/98    6/30/97 (1)(2)    Public
VI, Inc. ("ACF VI")

(1)  See Note 5 to consolidated financial statements.
(2)  Quarterly principal payments are required after sinking fund commencement.
(3) On the December 31, 1994 maturity date for ACF, there was $3,175,000 in the ACF sinking fund to be applied to obligations of $5,406,000. ACF's insufficient cash balance constituted a default under its indenture agreement between the Company and Texas Commerce Bank National Association ("Trustee"). As of September 30, 1995, ACF had $359,000 in remaining principal and interest on its receivables and owed $1,506,000 on its Notes. On the March 31, 1995 maturity date for ACF 91-III, there was $538,000 in cash to be applied to obligations of $1,195,000. ACF 91-III's insufficient cash balance constituted a default. As of September 30, 1995, ACF 91-III had $216,000 in remaining principal and interest on its receivables and owed $590,000 on its Notes. On the April 30, 1995 maturity date for ACP, there was $525,000 in cash to be applied to obligations of $1,180,000. ACP's insufficient cash balance constituted a default. At September 30, 1995, ACP had $180,000 in remaining principal and interest on its receivables and owed $610,000 on its Notes.
(4) Effective on the earlier of August 14, 1995, which was the date of filing the bankruptcy petition for the Bankrupt Subsidiaries, or the date of default, the Company ceased accruing interest on the Notes. See Note 2 to the Consolidated Financial Statements.

         Each of the Bankrupt Subsidiaries originally contracted with the Company for receivables purchasing and collecting services through its maturity date. The Notes of the respective Bankrupt Subsidiaries are secured by the receivables that were purchased using the net proceeds of the offering and the subsidiary's excess cash flow after payment of interest and allowed expenses. Each public Bankrupt Subsidiary's excess cash flow must be deposited after the sinking fund commencement date into a sinking fund held by an independent trustee for repayment of its Notes at maturity. The Notes issued by each of ACF 92-II, ACF III, ACF IV, ACF V and ACF VI may be redeemed in full by each such Bankrupt Subsidiary at any time after the commencement of the sinking fund.

         Before investing in the purchase of receivables, each Bankrupt Subsidiary paid its offering and organizational fees and costs out of the gross sales proceeds from its Notes. These fees and costs were limited to a percentage of the gross sales proceeds, as follows:

Bankrupt Subsidiary                                     Maximum Organizational %
-------------------                                     ------------------------
ACF 90-I, ACF 91-II, ACF 91-III, ACP, ACF , ACF 92-II              15.0%
ACF III                                                            12.5%
ACF IV                                                             13.5%
ACF V                                                              10.7%
ACF VI                                                              8.0%

         Fees to the Company; Bankrupt Subsidiary Operations. Under the terms of the indentures, the Company may collect servicing fees, purchasing fees and investor relations fees from the Bankrupt Subsidiaries. Under the existing cash collateral orders of the Court in the bankruptcy proceedings of the Bankrupt Subsidiaries, the Bankrupt Subsidiaries are allowed to pay these fees. Each Bankrupt Subsidiary pays servicing fees to a Search subsidiary for each receivable that has not been assigned for repossession. Servicing fees were $21.80 per receivable that has not been assigned for repossession in calendar year 1994 and were $22.30 in calendar year 1995. In addition, ACF III, ACF IV, ACF V, and ACF VI pay to a Search subsidiary a purchasing fee of $125 per receivable purchased by the subsidiary and a monthly investor relations fee of 1/12 of 0.5% of the outstanding principal amount of its Notes.

         Under the terms of the indenture agreements (that have not to date been rejected in the bankruptcy proceedings), the net cash flow generated from the collection of the receivables held by each Bankrupt Subsidiary, after payment of interest and allowed expenses, must either be reinvested in the purchase of additional receivables or retained in a sinking fund account for payment of the respective Notes. For information regarding the results of operations and financial condition of each of the Bankrupt Subsidiaries, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Line of Credit.   On June 17, 1994, Search and its wholly-owned
subsidiary, Search Funding Corp. ("SFC"), entered into an agreement for a line of credit with General Electric Capital Corporation ("GECC"). The line of credit initially had a maximum borrowing commitment of $20,000,000 and was limited to a percentage of eligible contracts held by SFC. The line of credit is secured by all of SFC's assets and is guaranteed by Search. Search and SFC were to comply with various restrictive covenants that required the maintenance of certain financial ratios and other financial conditions. Search has not been in compliance with interest or equity coverage ratios since fiscal year 1994.

         In January 1995, SFC signed an agreement with GECC to revise the restrictive covenants and to eliminate any future advances under the line of credit. SFC is required to remit cash receipts of all pledged contracts to GECC until the line of credit is repaid. Interest is accrued daily at the average of the one month London Interbank Offered Rates ("LIBOR") for the preceding month plus 5.1%. As of September 30, 1995 and September 30, 1994, LIBOR was 5.89% and 4.70% and the interest rate on the line of credit was 10.99% and 9.80%, respectively. SFC recorded $250,000 and $85,000 in interest expense to GECC during 1995 and 1994, respectively.

         On March 22, 1995, GECC advised Search that Search and SFC were in default of various provisions of the original loan agreement and the January 1995 agreement. As a result of these defaults, GECC declared that the outstanding balance as of that date of $2,600,074 was due and payable in full on or before April 28, 1995. Search and GECC established a pay-out plan which requires a minimum payment of $500,000 per quarter. SFC is required to remit cash receipts of all pledged contracts until the line of credit is repaid. As of December 19, 1995, the line had a balance due of $615,000. Subject to certain conditions, HFG has committed to lend sufficient funds to payoff amounts owed to GECC if necessary. See "HFG Funding Agreement".

         Future Financings. After completion of the Joint Plan, the Company presently intends to pursue future financings through lower-cost debt financings from traditional financial sources such as banks. Since the Company's inception, the effective interest rate, inclusive of front-end offering costs, incurred by the Company from its securitization activities, has fallen from a high of 29.7% to 16.2% at September 30, 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Bankrupt Subsidiary Activities."

COMPETITION

         The Company has numerous competitors engaged in the business of buying new and used motor vehicle receivables at a discount. The Company in the past had few competitors that purchased receivables from high credit risk individuals that purchased medium-priced, used motor vehicles in the Company's current primary geographic markets consisting of the metropolitan areas of Arizona, Georgia, Florida, South Carolina, Oklahoma, Tennessee and Texas. Assuming confirmation of the Joint Plan, the Company intends to purchase receivables whose obligors have somewhat lower credit risk than obligors of receivables previously purchased by the Company. The Company expects to encounter more competition in the purchase of such lower risk receivables. See "Principal Business - Expansion Into Other Credit Markets." The Company competes to some extent with providers of alternative financing services, such as floor plan lines of credit from financial institutions, lease financing and dealer self-financing, and certain purchasers of receivables for higher-priced, used motor vehicles. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect to compete with the Company in its market. These competitive factors could have a material adverse effect upon the operations of the Company.

REGULATION

         Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables.
State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such contract liable to the obligor thereon for any violations by the assignor. The Company's ANMS verifies the accuracy of disclosure for each receivable that it purchases; however, the Company, as an assignee of such receivables, may be unable to enforce some of its receivables or may be subject to liability to the obligors under some of its receivables if such receivables do not comply with such laws.

         In the event of default by an obligor on a receivable, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the obligor voluntarily surrenders a vehicle, self-help repossession, by an individual independent repossession specialist engaged by the Company, is the method usually employed by the Company when an obligor defaults. Self-help repossession is accomplished by retaking possession of the motor vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order. None of the states in which the Company presently does or intends to do business has state laws that would require the Company, in the absence of a probable breach of peace, to obtain a court order before it attempts to repossess a motor vehicle.

         In most jurisdictions, including those states in which the Company presently does or intends to do business, the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time, and place of any public sale or the date after which any private sale of the collateral may be held. Unless the obligor waives his rights after default, the obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys' fees, or, in some states, by payment of delinquent installments.

HISTORY AND DISCONTINUANCE OF OIL AND GAS BUSINESS

         The Company's predecessor was initially incorporated as Search Natural Resources, Inc., a Minnesota corporation, on June 20, 1979, and, in order to change its state of incorporation, was merged with and into the Company, a Delaware corporation, in August 1988. From its inception until 1991, when it disposed of most of its properties, the Company's primary business was the acquisition, exploration, development and sale of oil and gas properties.

EMPLOYEES

         As of November 30, 1995, the Company had 136 employees, of which 55 were engaged in receivables purchasing and collections, 44 in the repossession and resale of repossessed vehicles, 31 in administration and 6 in senior management. The Fund Subsidiaries do not have any employees. None of the Company's employees is represented by a labor union.

ITEM 2.  PROPERTIES

         On October 28, 1992, ACAC entered into a sixty month lease for office facilities with a basic monthly rental obligation of $13,450. This lease was modified in 1994 to expand the office facilities from approximately 16,000 square feet to approximately 23,000 square feet at a revised monthly rental obligation of $22,057. With six months notice ACAC may cancel the lease at the end of the thirty-sixth month with the payment of the unamortized up-front costs associated with the premises, as defined in the lease agreement, otherwise the lease is non-cancelable. Rental expense for 1995, 1994, and 1993 was approximately $284,000, $212,000 and $117,000, respectively.

         During the year, the Company opened four remote collection facilities, these leases expire through 1999. The lease expense for fiscal 1995 total approximately $20,000.

         Search signed three car lot leases at the beginning of fiscal 1995. The leases were in Dallas, TX and a suburb of Atlanta, GA and had terms of 12 to 24 months. These lots were used to process and sell repossessed vehicles directly to consumers. During the fiscal year ended September 30, 1995, Search closed the Georgia lot and one of the lots in Dallas. Subsequent to year-end, Search adopted a formal plan to close the remaining car lot and related make-ready facility by January 1, 1996. See related discussion in Item 1 Principal Business.

ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY OF FUND SUBSIDIARIES

         On August 14, 1995, Automobile Credit Finance, Inc., Automobile Credit Fund 1991-III, Inc., Automobile Credit Finance 1992-II, Inc., Automobile Credit Finance III, Inc., Automobile Credit Finance IV, Inc., Automobile Credit Finance V, Inc., Automobile Credit Finance VI, Inc. and Automobile Credit Partners, Inc., which are wholly-owned subsidiaries of the Company, each filed a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division ("Court"), seeking protection under Chapter 11 of the U.S. Bankruptcy Code ("Code"). These cases have been consolidated as one case for administration (Case No. 395-34981-RCM-11). See the discussion under the caption "Fund Subsidiary Bankruptcy Filings" in "Item 1 Business" for a more detailed description of the bankruptcy proceedings.

SHAREHOLDER CLASS ACTION LAWSUIT

         On July 7, 1994, a class action civil lawsuit was filed against Search, certain of its officers and directors, one of its former accounting firms and the lead underwriter and one of its principals involved in the issuance of Search's Common Stock. This action was filed in the United States District Court for the Northern District of Texas, Dallas Division, and is styled Ellen O'Shea, et al v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1428- J. On July 11, 1994, and on July 13, 1994, similar actions in John R. Boyd, Jr., et al. v. Search Capital Group, Inc., et al., Civil Action No. 3:94-CV-1452-J; and Gary Odom v. Search Capital Group, Inc., et al,. Civil Action No. 3:94-CV- 1494-J, respectively, were also filed. The above cases were consolidated in September 1994 under Civil Action No. 3:94-CV-1428-J (the "Class Action Suit").

         The Class Action Suit was filed on behalf of all purchasers of Search's Common Stock during the period beginning December 10, 1993 and ending through July 5, 1994, which was the date that Search made a public announcement regarding lower earnings. The Class Action Suit contends that Search made misstatements in its registration statements concerning Search's computerized system, accounting methodologies used by Search, collectibility of its receivables and repossession rates of autos that secured its receivables. The plaintiffs also complained of allegedly false public filings, press releases and reports issued during 1994. The plaintiffs sought damages, rescission , punitive damages, pre-judgment interest, fees, costs, equitable relief and/or injunctive relief and such other relief as the court may deem just and proper.

         Search's management and counsel for the plaintiffs have entered into a stipulation of settlement (the "Settlement") of the Class Action Suit. This Settlement was initially filed with the court on August 4, 1995, and an amended version of the Settlement was filed on November 13, 1995. No objections to the Settlement have been received to date. The Settlement provides for the payment by Search of $287,500 upon approval of the Settlement ($100,000 has already been deposited in an escrow account maintained by the plaintiff's lawyers), and the issuance by Search of its Common Stock with a value of $2,612,500 or cash. The settlement provides that the number of shares of Common Stock to be issued to the Class shall be computed using the average of the bid/ask price of the last 30 days ending generally on the date that the Settlement becomes final prior to the date of distribution of the shares.

         Final effectiveness of the Settlement is conditioned upon court certification of the class of plaintiffs for the Settlement and court approval of the fairness of the Settlement. On January 5, 1996, the Court concluded hearings on the issue of Settlement. The Company believes the Court will rule quickly and in favor of the Settlement and certification of class as proposed. Search believes that the Settlement is fair and equitable to the class of plaintiffs and will ultimately be approved. A final, non-appealable order approving the Settlement is a condition precedent to the implementation of the Search Equity Option under the Joint Plan.

OTHER LITIGATION

         In December 1993, Automobile Credit Acceptance Corp. ("ACAC"), a subsidiary of Search, was joined as a defendant in a pending civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc. v. Tim Clothier and Automobile Credit Acceptance Corporation, Cause No. 153-144940. The plaintiff in this action alleges the existence of a partnership between the plaintiff and another defendant and seeks damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by Autostar. In the petition, the plaintiff alleges that ACAC wrongfully assisted its co- defendant and tortiously interfered with the plaintiff's contracts and business and has claimed, as damages, $250,000. ACAC believes that these allegations are without merit. ACAC has filed a general denial and has pending a motion for partial summary judgment. Discovery in this case is ongoing and no opinion can be given as to the final outcome of the lawsuit.

         On January 6, 1995, in a civil action filed in the 134th Judicial District Court, Dallas County, Texas, styled Innovative Office Systems, Inc. v. Automobile Credit Acceptance Corp., Cause No. 95-00180-C, plaintiff filed suit against ACAC alleging damages of approximately $60,000.00 for breach of two lease agreements and for attorneys' fees. In the petition, the plaintiff alleges that ACAC breached two office equipment leases. Search believes that these allegations are without merit and is vigorously contesting this lawsuit. ACAC has filed a general denial and discovery in this case is ongoing. Currently, no opinion can be given as to the final outcome of the lawsuit.

         On January 9, 1996, Search received notice from plaintiffs that a suit had been filed on December 21, 1995 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warren Bowe, et. al. vs. Search Capital Group, Inc., et. al., Cause No. 1:95CV 649GR and was filed in the Federal District Court for the Southern District of Mississippi. The plaintiffs allege violations of the securities laws by the defendants and seeks unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. The Company believes the suit is without merit and intends to vigorously defend itself and may seek equitable remedies, including injunctive relief, in the Bankruptcy Court that has jurisdiction over the Bankrupt Subsidiaries.

         There are presently no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

         Effective December 10, 1993, the Company listed its Common Stock on the NASDAQ National Market System under the symbol "SRCG." Effective March 23, 1995, the Company's Common Stock was delisted by NASDAQ for failure to file its Form 10-K Annual Report for the fiscal year ended September 30, 1994 and its Form 10-Q Quarterly Report for the quarter ended December 30, 1994 and for failure to meet its continued listing criteria for consolidated net tangible assets.

         The following table sets forth for each quarter after fiscal 1993 the high and low bid and ask prices for the Common Stock prior to December 10, 1993, and after March 22, 1995, as reported by the National Quotations Bureau, and the high and low sales prices for the Common Stock after December 9, 1993, and prior to March 23, 1995, as reported by the National Market System of NASDAQ. Prior to December 10, 1993, and after March 22, 1995, trading of the Company's Common Stock in the over-the-counter market has been sporadic and limited. Prior to December 10, 1993, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions.


                                Bid Prices              Ask Prices                 NASDAQ
                                ----------              ----------                 ------
      Fiscal Years            High        Low        High        Low         High        Low
      ------------            ----        ---        ----        ---         ----        ---
 1994
 ----
   Oct. 1-Dec. 9, 1993          8.750      6.000      11.000      8.000
   Dec. 10-31, 1993                                                            9.500      8.500
   Second Quarter                                                             15.250      8.750
   Third Quarter                                                              14.000      8.750
   Fourth Quarter                                                              9.750      3.375

 1995
 ----
   First Quarter                                                               3.625      1.000
   Second Quarter               2.125      1.125       2.375      1.375
   Third Quarter                1.875      0.813       2.250      1.063
   Fourth Quarter               2.000      1.000       2.250      1.188

 1996
 ----
   First Quarter                1.938      1.000       2.125      1.219

         As of December 31, 1995, there were 8,696,141 shares of Common Stock outstanding and approximately 1,599 holders of record of the Common Stock.

         Dividends on the Common Stock may be paid if, as and when declared by the directors of the Company out of funds legally available therefor. The Company has never paid dividends on the outstanding Common Stock and the current policy of the Company's Board of Directors is to retain any available earnings for use in the operation and expansion of the Company's business. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is a table of selected consolidated financial data for the fiscal years ended December 31, 1991, and 1992 and the nine month period ending September 30, 1993 and the fiscal year ended September 30, 1994 and 1995:

                                                    Year Ended  Year Ended    9 Months    Year Ended  Year Ended
      ($ in thousands, except per share data)         9/30/95    9/30/94      9/30/93      12/31/92    12/31/91
                                                      -------    -------      -------      --------    --------
Statement of Operations Data:
     Interest revenue                                  $13,472     $14,054      $7,096     $2,739        $328
     Interest expense (1)                               11,205       9,968       4,173      1,909         137
     Provision for credit losses (2)                     3,128      20,180           -          -           -
                                                     ---------   ---------    --------   --------    --------
     Net  interest  income (loss)  after  provision      (861)    (16,094)       2,923        830         191
     Operating and Other expenses                       15,881       9,320       3,075      1,504         542
     Settlement expense                                  2,837         560           -          -           -
     Reorganization expense                                315           -           -          -           -
     Other income                                            -          24          24         34          13
                                                     ---------   ---------    --------   --------    --------
     (Loss) from continuing operations                (19,894)    (25,950)       (128)      (640)       (338)
     Discontinued oil and gas segment                        -           -           -          -       (594)
                                                     ---------   ---------    --------   --------    --------
     Net (loss)                                       (19,894)    (25,950)       (128)      (640)       (932)
     Preferred stock dividends                             240         240         263        206         128
                                                     ---------  ----------    --------   --------    --------
     (Loss) available to common stockholders         $(20,134)   $(26,190)      $(391)     $(846)    $(1,060)
                                                     =========  ==========    ========   ========    ========
     Loss per share of common stock from               $(2.25)     $(2.33)     $(0.06)    $(0.22)     $(0.15)
     Net (loss) per share of common stock              $(2.25)     $(2.33)     $(0.06)    $(0.22)     $(0.34)
     Weighted average number of common shares            8,967      11,258       6,131      3,851       3,146

Operating Data:
     Number of active dealers at period end (4)            125         206         126         68          14
     Number of receivables at period end                12,128      18,995       6,991      2,962         366

     Number of receivables purchased during period       5,328      18,377       6,331      3,452         399

                   (In thousands)                      9/30/95     9/30/94     9/30/93   12/31/92    12/31/91
                                                     ---------   ---------    --------   --------    --------
Balance Sheet Data (3):
     Contract receivables, net                         $34,948     $61,823     $29,396    $11,009      $1,280
     Total assets                                       49,922      75,126      44,223     19,912       2,826
     Notes payable (prepetition subject to compromise)  69,320           -           -          -           -
     Notes payable                                           -      70,768      40,562     18,000       1,923
     Total liabilities                                  75,557      79,502      42,013     18,838       2,286
     Shareholders' equity (deficit)                   (25,635)     (4,376)       2,210      1,074         540

______________________

(1) Includes amortization of offering expenses incurred in connection with Note offerings of $2,840,0000, $2,158,000, $762,000, $306,000, and $30,000
    respectively.
(2) The provision for credit losses is first recorded in 1994 because of the adoption of SFAS 114. See the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Interest Income and Provision for Credit Losses."
(3) The Company sold substantially all of its oil and gas assets in exchange for the assumption by the purchaser of the related liabilities in December 1991. These assets and liabilities were therefore not included in the 1991 balance sheet.
(4) Active dealers are those dealers in the Dealer Network who sold receivables to the Company during the last 30 days of the period, 60 day for 1995.

         The Fund Subsidiaries, which are non-recourse to Search and are debtors-in-possession, have accounted for all transactions related to the reorganization proceedings in accordance with SOP 90-7. Accordingly, all prepetition liabilities of the Fund Subsidiaries that are expected to be impaired under the Joint Plan of Reorganization ultimately approved by the Bankruptcy Court are reported separately in the consolidating balance sheet as liabilities subject to compromise (see Note 5 for a description of such liabilities). Expenses, primarily professional fees resulting from the reorganization proceedings, are reported separately in the consolidating statement of operations as reorganization items. Contractual interest obligations which are relieved from payment as a result of the Chapter 11 proceedings or are not warranted when a Fund Subsidiary is in default are not accrued.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Except where otherwise indicated, the following discussion relates to the operations of the Company on a consolidated basis, including its principal operating subsidiary, ACAC.

Interest Income and Provision for Credit Losses

         Through the third quarter of fiscal 1994, the Company recorded interest revenue and allowance for credit losses based on AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans ("PB6"). Under PB6, the Company recorded an allowance for credit losses upon acquisition of the installment loans in an amount equal to the difference between the contractual payments due and the estimated undiscounted future cash collections. The difference between the undiscounted future cash collections and the acquisition amount of the installment contracts was amortized to interest revenue over the period in which payments on the installment contracts were expected to be collected. Under PB6, if the estimate of the total probable collections was increased or decreased but still greater than the sum of the acquisition amount less collections plus the discount amortized to date, the remaining amount of the discount to be amortized to interest income was adjusted and amortized over the remaining life of the loans. Accordingly, changes in estimates of future cash collections were recognized through prospective yield adjustments.

         In the fourth quarter of fiscal 1994, Search elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114"), which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. In accordance with SFAS 114, contracts receivable are analyzed on a loan-by-loan basis. Search evaluates the impairment of loans based on contractual delinquency, as well as other factors specific to the notes receivable. When a concern exists as to the collectibility of an account, interest income ceases to be recognized. The notes receivable, once impaired, are collateral dependent; that is once a note receivable is in default Search looks to the underlying collateral for repayment of the note receivable. Therefore at impairment Search records an allowance for credit losses to record the note receivable at the fair value of the collateral. If the measure of the impaired note receivable is less than the net recorded investment in the note receivable, Search recognizes an impairment by creating an additional allowance for credit losses in excess of the initial allowance provided, with a corresponding charge to provision for credit losses. The provision for credit losses is adjusted for any differences between the final net proceeds of an impaired note receivable and its net carrying value.

         Search continues to record contract purchases at cost. Contractual finance charges are initially recorded as unearned interest and amortized to interest income using the interest method. As noted above amortization of interest income ceases upon impairment. An initial allowance for credit losses is recorded at the acquisition of a note receivable equal to the unearned discount, the difference between the amount financed and the acquisition cost. The recognition of this initial allowance is recorded as an adjustment to the provision for credit losses.

Effective Interest Rates

         Interest expense consists of Notes issued by the Fund Subsidiaries and combines both stated and effective rates. The stated rate reflects the interest due to be paid to the note holder while the effective rate includes the amortization of offering costs. The Company's weighted average stated interest rates and weighted average effective cost of borrowing, after considering the amortization of offering costs, has been:

                                          9 Months Ended   Year Ended  Year Ended
                                              9/30/93       9/30/94     9/30/95
                                              -------       -------     -------
Weighted average stated interest rate          15.6%         14.7%       11.7%
Weighted average effective cost of
  borrowing                                    21.5%          20.2%       16.1%

         The stated and effective rates do not reflect anticipated, bankruptcy and current defaults by the Fund Subsidiaries as discussed in Note 5 of the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

         The first payment default chart suggests that when contract purchasing volume increased in 1994, the quality of the contracts being purchased may have deteriorated. After analysis of these contracts, the Company realized that the high number of first payment defaults were due, in part, to (i) Dealers overstating to the Company the amount of the downpayment made by obligors on the receivable and (ii) Dealers overstating the value of the automobile securing the receivable. Obligors, because they had little downpayment invested in the automobile or because they felt they had paid too high a price for the automobile, were willing to allow the automobile to be repossessed rather begin making payments. After year end September 1994, the Company was able to reduce first payment defaults by being more selective in the contracts purchased and initiating personal interviews in order to verify amount of downpayments.


        FIRST PAYMENT DEFAULTS AS PERCENTAGE OF TOTAL CONTACTS BOOKED
                      BY QUARTER CONTRACTS WERE BOOKED:

                                           DEFAULT PERCENT                            TOTAL NUMBER OF
           PERIOD                          CONTRACTS BOOKED                           CONTRACTS BOOKED
           ------                          ----------------                           ----------------
First Quarter of Fiscal Year 1991                    0.00%                                        1
Second Quarter of Fiscal Year 1991                   0.00%                                       47
Third Quarter of Fiscal Year 1991                    2.67%                                       75
Fourth  Quarter of Fiscal Year 1991                  2.90%                                      207
First  Quarter of Fiscal Year 1992                   3.46%                                      405
Second  Quarter of Fiscal Year 1992                  6.73%                                      594
Third  Quarter of Fiscal Year 1992                   7.19%                                      918
Fourth  Quarter of Fiscal Year 1992                  8.29%                                    1,254
First Quarter of Fiscal Year 1993                    6.79%                                    1,930
Second  Quarter of Fiscal Year 1993                  5.83%                                    1,731
Third  Quarter of Fiscal Year 1993                   8.96%                                    2,432
First Quarter of Fiscal Year 1994                   11.67%                                    3,360
Second  Quarter of Fiscal Year 1994                  9.09%                                    4,810
Third  Quarter of Fiscal Year 1994                  11.14%                                    4,749
Fourth  Quarter of Fiscal Year 1994                 12.31%                                    4,160
First  Quarter of Fiscal Year 1995                   9.15%                                    1,355
Second Quarter of Fiscal Year 1995                   3.74%                                    1,122
Third  Quarter of Fiscal Year 1995                   3.30%                                    1,484
Fourth  Quarter of Fiscal Year 1995                    N/A                                      789


         Contract purchases increased rapidly during the nine months ended September 1993 and the year ending September 1994. Due to the inadequate collections on contract receivables, the Company tightened purchasing procedures in January 1995. Total contract collections over the life of a group of loans is primarily dependent on repossession rates, number of payments received prior to repossession and repossession proceeds. While eventual repossession rates can only be forecasted during the life of a group of contracts, the percentage of contracts that have not made their first payment ("first payment defaults") is a good indication of the quality of receivable purchased within a specific period. First payment defaults are more serious than other repossessions because the differences between repossession proceeds and the cost of the receivable are not reduced by customer payments prior to repossession.


Comparison of Twelve Month Periods Ended September 30, 1995 and the Twelve Month Period ending September 30, 1994

         The Company purchased 5,328 ($24,830,000, net) contracts during the twelve months ending September 30, 1995 compared to 18,377 ($88,124,000, net) contracts purchased during the twelve months ended September 30, 1994. The decrease in contract purchases of 13,049 or 71% was due to tightened purchasing procedures, reductions in new funds raised, and a smaller dealer network.

         Interest revenue decreased 4% from $14,054,000 to $13,472,000 for the year ended September 30, 1995 due to decreased contracts receivables. Interest expense increased 12% from $9,968,000 to $11,205,000 due to increased offering cost amortization and the fact that the ACF VI debt of $10,675,000 was outstanding for all of 1995 as compared to a portion of 1994. The increase in interest expense was somewhat mitigated by ceasing the interest expense accrual of the Fund Subsidiaries on the Bankruptcy Date or maturity date (whichever event occurred first). See Note 5 to the consolidated financial statements.

         The provision for credit losses decreased 85% from $20,180,000 to $3,128,000 due to generally adequate allowance established in prior years and the adequacy of the initial allowance on current year purchases to cover losses during the twelve months ended September 30, 1995. In addition, purchase activity was down substantially in 1995 compared to 1994. As most additional allowances are recorded in the first six months of a contract's life, this decrease in purchasing activity also had an impact on the decreased provision for credit losses.

         General and administrative expenses increased from $9,320,000 to $15,881,000. The increase in general and administrative expense is primarily due to increased repossession, remarketing, and collection costs. During the years ended September 30, 1995, the Company incurred $1,270,000 of additional cost in the repossession and remarketing of its as compared to such costs in 1994. The largest increases were in repossession and repair fees which increased from $1,432,000 to $2,332,000. During the year ended September 30, 1995, the Company repossessed a total of 7,273 accounts compared to 6,449 during the year ended September 30, 1994.

         The net loss decreased $6,056,000 from $25,950,000 in fiscal 1994 to $19,894,000 in fiscal 1995. The decrease in net loss was primarily due to a decrease in the provision for credit losses of $17,052,000 partially offset by increases in interest expense of $1,237,000 and general and administrative expenses of $6,561,000 and increases in settlement and reorganization charges of $2,592,000.

Comparison of the Nine Month Period Ended September 30, 1993 and the Twelve Month Period Ended September 30, 1994

         Interest revenue, interest margins, net income and operating and investing cash flows are not comparable between the nine months ending September 30, 1993, and the year ending September 30, 1994, due to the Company's early adoption of SFAS 114 as well as the difference in periods (nine months versus twelve months.) See Note 2 to the consolidated financial statements.

         The Company purchased 18,377 contract receivables during the fiscal year ending September 30, 1994, and 6,331 contract receivables during the nine months ended September 30, 1993.

         Interest revenue grew 98% from $7,096,000 for the nine months ended September 30, 1993, to $14,054,000 for the year ended September 30, 1994, due to an increase in net contract receivables. Net interest income increased 40% from $2,923,000 for the nine months ended September 30, 1993, to $4,086,000 for the year ended September

30, 1994. As a percentage of interest revenue, net interest margin decreased from 41% to 29% due to higher repossession frequency, fewer payments being made prior to repossession and lower auction proceeds in 1994.

         General and administrative expenses increased from $3,075,000 during the nine months ended September 30, 1993, to $9,880,000 during the year ended September 30, 1994. This increase was due to continued expansion of the Company's business (primarily payroll and related expenses) and is proportionate with increases in contract purchases that grew by 190% between 1993 and 1994.


         Net loss for the nine months ended September 30, 1993 was $128,000 compared to a net loss of $25,950,000 for the year ended September 30, 1994. The increase was due to deterioration in contract performance and due to the early adoption of SFAS 114. This loss included $20,180,000 for a provision for credit losses. See Note 2 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

         Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Fund Subsidiaries' Notes. Proceeds from the receivables are restricted to repayment of that Fund Subsidiary's Notes, the payment of certain allowed expenses, including servicing fees, and the purchase of additional receivables. Accrued interest will not be paid if the Fund Subsidiaries' Plan of Reorganization is confirmed.

         During the Bankruptcy Proceedings the Bankrupt Subsidiaries have continued to operate under an order from the Bankruptcy Court authorizing the use of cash-collateral for normal expenditures including servicing fees payable to ACAC.

         With respect to each Bankrupt Subsidiary, the Joint Plan of Reorganization of the Bankrupt Subsidiaries provides that if the Joint Plan is approved, the Noteholders that vote for the Plan may elect one of two methods that provide for the disposition of the collateral securing their Notes. The Search Equity Option generally allows the Noteholder to receive Search securities in exchange for the release of liens on collateral and transfer to Search a proportionate share of the assets of the Bankrupt Subsidiaries'. The Collateral Option allows the Noteholder to have his or her proportionate share of collateral transferred to a trust that will collect the remaining receivables and distribute the resulting cash to the Noteholders. Under this option, a servicer will collect the receivables. If ACAC is not selected as servicer, it will not receive servicing fees for the collection of the remaining receivables.

         If a large portion of the Noteholders elect the Collateral Option, the amount of equity available to Search would be decreased. This decreased equity and the potential loss of servicing fees may result in little or no future financing being available to Search. Insufficient equity or financing will result in lower interest revenues to support Search's current level of operations. Consequently, operations would have to be reduced or in the extreme, would jeopardize Search's ability to continue as a going concern.

         Search obtained liquidity financing from HFG in November 1995.
Further sources of liquidity financing may be available pending confirmation of the Joint Plan. Confirmation of the Joint Plan is not certain. Substantial delays in confirmation of Joint Plan or discontinuance or reduction of servicing and management fees currently allowed under collateral orders granted by the Bankruptcy Court may have severe liquidity effects for Search.

         The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, and the reliance by Search on the cash flows derived from the Fund Subsidiaries, such realization of assets and liquidation of liabilities are subject to significant uncertainty.

Recent Accounting Pronouncement

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standard ("SFAS") No. 123 - "Accounting for Stock-Based Compensation" which is required for transactions entered into in fiscal years that begin after December 15, 1995. An entity may elect to continue to measure compensation cost using APB Opinion No. 25 "Accounting for Stock Issued to Employees", however, pro forma disclosures in accordance with SFAS No. 123 must be included, beginning with all awards after December 15, 1994. The statement requires a fair value based method of accounting for an employee stock option or similar equity instrument as compared to the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Search has not fully evaluated the effects of implementing this statement but expects that they will not be material. In addition no decision has been made with regard to applying SFAS No. 123 to transactions prior to December 15, 1995, or continuing to apply APB Opinion No. 25 for those transactions.


Fund Subsidiary Activities

         Pertinent information regarding each Fund Subsidiary, as of and for the year ended September 30, 1995, is summarized below:

                                               Private                                Public (5)
                                        ------------------      -------------------------------------------------------
(All $ in thousands)                    ACF 91-III     ACP      ACF   ACF 92-II  ACF-III    ACF-IV     ACF-V     ACF-VI
                                        ----------     ---      ---   ---------  -------    ------     -----     ------
Stated interest rate of debt:
     Due monthly                            15%       15%        15%       15%      15%  3%/14%(4)       12%        12%
     Deferred until maturity                6%        6%         3%         -        -           -        -          -
                                        ------------------  -----------------------------------------------------------
Total stated interest                       21%       21%        18%       15%      15%  3%/14%(4)      12%        12%
                                        ==================  ===========================================================
Effective interest rate on debt           28.5%     28.4%      25.7%     21.6%    20.4%      19.2%     16.0%      15.4%
                                        ==================  ===========================================================

Balance Sheet as of September 30,
---------------------------------
Unpaid installments                        $213      $177       $346    $4,033    $9,338     $9,790  $22,748    $12,667
Less allowanceiforrcredit losses           (95)      (79)      (158)   (1,891)   (3,310)    (2,206)  (4,980)    (3,042)

Loan origination costs, net of                -         -          -         -        94         87      206        138
                                        ------------------  -----------------------------------------------------------
Net receivable                              $47       $39        $70      $725    $3,643     $6,018  $14,243     $7,485
                                        ==================  ===========================================================

Sinking fund cash                           $67       $72       $142    $3,826         -          -        -          -
                                        ==================  ===========================================================

Total assets (3)                            $99       $95       $189    $4,698    $7,678     $6,518  $15,253     $8,449
                                        ==================  ===========================================================

Notes payable, subject to compromise       $590      $610     $1,506   $10,000   $15,000    $10,000  $19,872    $10,675
                                        ==================  ===========================================================
Maturity date                           3/31/95   4/30/95   12/31/94  12/31/95   4/30/96   12/31/96 12/31/97    6/30/98

Average contract age in months

For the year ended September 30,
--------------------------------
Interest income                             $63       $53       $200    $1,263    $2,210     $1,473   $3,262     $1,999
Interest expense (1)                      (138)     (162)      (318)   (1,846)   (2,606)    (1,685)  (2,652)    (1,344)
Othersexpensescredit losses                (63)      (59)      (209)     (982)   (1,422)      (993)  (2,388)    (1,504)
                                        ------------------  -----------------------------------------------------------
Net (loss)                               $(149)    $(177)     $(360)  $(1,777)  $(2,188)   $(1,452) $(2,324)    $(1184)
                                        ==================  ===========================================================

Stockholders' equity (capital
September 30, 1995                       $(544)    $(575)   $(1,810)  $(4,751)  $(7,135)   $(4,543) $(5,887)   $(1,472)

(1) Stated interest rate of Notes plus amortization of Notes offering costs.
(2)      Includes unamortized costs of Notes offerings, cash, and other assets.
(3)      Interest was 3% until October 15, 1993 and 14% thereafter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See index at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Pursuant to Instruction 1 of Regulation S-K, Item 304, no disclosure is required under this item because of prior reports filed with the Securities and Exchange Commission on Forms 8-K.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              Page
                                                                              ----
Consolidating Balance Sheets as of September 30, 1995 and 1994                F-4

Consolidating Statements of Operations for the years ended
 September 30, 1995, 1994 and the nine months ended
 September 30, 1993                                                           F-5

Consolidated Statement of Changes in Stockholders' Equity
 (Capital Deficit) for the period from January 1, 1993 through
 September 30, 1995                                                           F-6

Consolidated Statements of Cash Flows for the years ended
 September 30, 1995, 1994 and the nine months ended September 30,
 1993                                                                         F-7

Notes to Consolidated Financial Statements                                    F-8



All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements of the notes thereto.

                               [BDO LETTERHEAD]



INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Search Captial Group, Inc.
Dallas, Texas

We have audited the accompanying consolidating balance sheets of Search Capital Group, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidating statements of operations and consolidated statements of changes in stockholders' equity (captial deficit), and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Search Capital Group, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Fund Subsidiaries filed on August 14, 1995, a petition in the United States Bankruptcy Court for the Northern District of Texas seeking protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. Search, the parent company of the Fund Subsidiaries, did not seek protection of the Bankruptcy Court; and contemporaneously filed with the Fund Subsidiaries, as co-proponents, the Joint Plan of Reorganization ("The Plan"). The Plan and related disclosure statement was approved by the United States Bankruptcy Court December 22, 1995. The Plan will now be submitted to the creditors for final acceptance and selection of available options. The final outcome of the creditors' decision and confirmation of The Plan cannot presently be determined. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, and the reliance by Search on the cash flows derived from the Fund Subsidiaries, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Accordingly, no adjustment that may result from The Plan has been made to the accompanying financial statements.

As discussed in Note 4 to the consoidated financial statements in 1994, the Company elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118, thus changing its method of accounting for loan impairments.

As discussed in Note 14 to the consolidated financial statements, the Company is a defendant in a class action complaint alleging federal securities law violations. The ultimate outcome of the litigation cannot be presently determined. Accordingly, no provision for any liability that may result from litigation or settlement has been made in the accompanying financial statements.

                                     /s/ BDO SEIDMAN, LLP


                                Certified Public Accountants




Dallas, Texas
November 15, 1995, except for Notes 2, 6 and 14
 which are as of December 30, 1995

                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Search Capital Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Search Capital Group, Inc. and Subsidiaries for the nine months ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express our opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Search Capital Group, Inc. and Subsidiaries for the nine months ended September 30, 1993 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP
Certified Public Accountants


January 6, 1994
Dallas, Texas

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                          Consolidating Balance Sheets

                                              September 30, 1995                               September 30, 1994
                                 --------------------------------------------      ------------------------------------------
(All numbers in thousands)                    Fund Subsidiaries
                                   Search &     & Eliminations                       Search &         Fund
ASSETS                           Unrestricted    (Debtors-in-                      Unrestricted   Subsidiaries
------                           Subsidiaries    possession)     Consolidated      Subsidiaries  & Eliminations  Consolidated
                                 ------------    -----------     ------------      ------------  --------------  ------------
Gross Contracts receivable              $7,365         $59,312         $66,677           $35,255         $98,848      $134,103
Unearned interest                      (1,300)        (11,806)        (13,106)           (6,785)        (20,862)      (27,647)
                                 ---------------------------------------------     -------------------------------------------
Net Contracts Receivable                 6,065          47,506          53,571            28,470          77,986       106,456

Allowance for credit losses            (2,862)        (15,761)        (18,623)          (12,803)        (31,830)      (44,633)
Loan origination costs                     591           3,163           3,754               518           2,221         2,739
Amortization of loan
  origination costs                      (506)         (2,431)         (2,937)             (331)         (1,559)       (1,890)
                                 ---------------------------------------------     -------------------------------------------
Net contract receivables - after
  allowance for credit losses &
  other costs                            3,288          32,477          35,765            15,854          46,818        62,672
                                 ---------------------------------------------     -------------------------------------------

Cash and cash equivalents                  442               -             442               939               -           939
Restricted cash                              -           8,105           8,105                 -           3,586         3,586
Vehicles held for resale                    93             508             601               185             506           691

Deferred note offering costs                42           9,011           9,053                42           8,813         8,855
Accumulated amortization                  (41)         (5,950)         (5,991)              (39)         (3,112)       (3,151)
                                 ---------------------------------------------     -------------------------------------------
Deferred note offering cost,
  net                                        1           3,061           3,062                 3           5,701         5,704
                                 ---------------------------------------------     -------------------------------------------

Property and equipment                   2,126               -           2,126             1,459               -         1,459
Accumulated depreciation                 (820)               -           (820)             (397)               -         (397)
                                 ---------------------------------------------     -------------------------------------------
Property and equipment, net              1,306               -           1,306             1,062               -         1,062
                                 ---------------------------------------------     -------------------------------------------
Inter-company balance                      646           (646)               -               752           (752)             -
Other assets, net                          650             (9)             641               472               -           472
                                 ---------------------------------------------     -------------------------------------------
   Total assets                         $6,426         $43,496         $49,922           $19,267         $55,859       $75,126
                                 =============================================     ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
 LIABILITIES NOT SUBJECT TO COMPROMISE

Lines of Credit                         $1,058    $          -      $  1,058           $3,487    $          -       $ 3,487
Notes Payable                                -               -             -                -          70,768        70,768
Cash overdraft                               -               -             -            1,218               -         1,218
Accrued settlement                       2,912               -         2,912              560               -           560
Accrued restructuring                      214               -           214                -               -             -
Accounts payable and other               1,804             247         2,051            1,864             122         1,986
liabilities
Accrued interest                             2               -             2                5           1,478         1,483
                                 -------------------------------------------       ----------------------------------------
                                         5,990             247         6,237            7,134          72,368        79,502
                                 -------------------------------------------       ----------------------------------------

Prepetition notes payable and
  accrued interest subject to
  compromise                                 -          69,320        69,320                -               -             -

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Preferred stock - 12% senior
  convertible, $.01 par value,
  cumulative, 400,000 shares
  issued and outstanding
  (liquidation preference of
  $2,000,000 plus accrued
  dividends)                                 4               -             4                4               -             4

Common stock $.01 par value,
  20,000,000 shares authorized,
  11,697,530 shares issued                 117               -           117              117               -           117
Additional paid-in capital              26,766               -        26,766           27,006               -        27,006
Accumulated deficit                   (25,301)        (26,071)      (51,372)         (14,969)        (16,509)      (31,478)
Treasury stock at cost,
  3,026,389 and 2,526,389 shares,
  respectively                         (1,150)               -       (1,150)             (25)               -          (25)
                                 -------------------------------------------       ----------------------------------------
      Total stockholders' equity
          (capital deficit)                436        (26,071)      (25,635)           12,133        (16,509)       (4,376)
                                 -------------------------------------------       ----------------------------------------
Total liabilities and
  stockholders' equity (capital
  deficit)                              $6,426         $43,496       $49,922          $19,267         $55,859       $75,126
                                 ===========================================       ========================================

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                     Consolidating Statements of Operations

                                      Year Ended September 30, 1995              Year Ended September 30, 1994
                                 -----------------------------------------    ----------------------------------------
                                   Search &         Fund                        Search &        Fund
(All dollars, except per share,  Unrestricted   Subsidiaries                  Unrestricted  Subsidiaries
in thousands)                    Subsidiaries  & Eliminations Consolidated    Subsidiaries & Eliminations Consolidated
                                                (Debtors-in-
                                                 possession)
                                 -----------------------------------------    ----------------------------------------
Interest revenue                       $2,949        $10,523     $13,472          $2,921        $11,133      $14,054
Interest expense                          252         10,953      11,205             237          9,731        9,968
                                 -----------------------------------------    ----------------------------------------
Net interest income (loss)              2,697          (430)       2,267           2,684          1,402        4,086

Provision for credit losses             1,365          1,763       3,128           4,757         15,423       20,180
                                 -----------------------------------------    ----------------------------------------
Net interest income (loss) after
  provision for credit losses           1,332        (2,193)       (861)         (2,073)       (14,021)     (16,094)
                                 -----------------------------------------    ----------------------------------------

General and administrative
  expense                               8,513          7,368      15,881           5,996          3,324        9,320
Settlement expense                      2,837              -       2,837             560              -          560
Reorganization expense                    315              -         315               -              -            -
                                 -----------------------------------------    ----------------------------------------
Operating and other expense            11,665          7,368      19,033           6,556          3,324        9,880

Other Income                                -              -           -              24              -           24
                                 -----------------------------------------    ----------------------------------------
Net income (loss)                    (10,333)        (9,561)    (19,894)         (8,605)       (17,345)     (25,950)
                                 -----------------------------------------    ----------------------------------------

Preferred stock dividends               (240)              -       (240)           (240)              -        (240)
Net loss attributable to common
  stockholders                      $(10,573)       $(9,561)   $(20,134)        $(8,845)      $(17,345)    $(26,190)
                                 =========================================    ========================================
Net loss per share attributable
  to common shareholders                                         $(2.25)                                     $(2.33)
                                                            ==============                              ==============
Weighted average number of
  common shares outstanding                                    8,967,000                                  11,258,000
                                                            ==============                              ==============

                                           Nine Months Ended September 30, 1993
                                                       (See Note 1)
                                             Search &          Fund
(All dollars, except per share,            Unrestricted    Subsidiaries
in thousands)                              Subsidiaries   & Eliminations    Consolidated

                                           ----------------------------------------------
Interest revenue                                   $433         $6,663         $7,096
Interest expense                                    196          3,977          4,173
                                           ----------------------------------------------
Net interest income (loss)                          237          2,686          2,923

Provision for credit losses                           -              -              -
                                           ----------------------------------------------
Net interest income (loss) after
  provision for credit losses                       237          2,686          2,923
                                           ----------------------------------------------

General and administrative
  expense                                         1,362          1,713          3,075
Settlement expense                                    -              -              -
Reorganization expense                                -              -              -
                                           ----------------------------------------------
Operating and other expense                       1,362          1,713          3,075

Other Income                                         24              -             24
                                           ----------------------------------------------
Net income (loss)                               (1,101)            973          (128)
                                           ----------------------------------------------

Preferred stock dividends                         (263)              -          (263)
                                           ----------------------------------------------
Net loss attributable to common
  stockholders                                 $(1,364)           $973         $(391)
                                           ==============================================
Net loss per share attributable
  to common shareholders                                                      $(0.06)
                                                                          ===============
Weighted average number of
  common shares outstanding                                                 6,131,000
                                                                          ===============

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
         For the period from January 1, 1993 through September 30, 1995

                                           Preferred Stock        Common Stock            Treasury Stock
                                           ---------------        ------------            --------------       Additional
                                                                                                                Paid-In
                                           Shares    Amount     Shares      Amount      Shares       Amount     Capital
                                        ------------------------------------------------------------------------------------
Balance, January 1, 1993 (See Note 1)      302,000   $3,000    6,983,664    $69,000    2,526,389   $(25,000)   $6,312,000

  Issuance of preferred shares for cash     98,000    1,000            -          -            -           -      407,000
  Issuance of Common shares for cash             -        -      300,000      4,000            -           -    1,121,000
  Issuance of common shares for minority
    interest in subsidiary                       -        -    4,397,006     44,000            -           -     (44,000)
  Class B preferred stock dividends
    ($0.22/share)                                -        -            -          -            -           -     (87,000)
  Senior preferred stock dividends
    ($0.60/share)                                -        -            -          -            -           -    (176,000)
  Net loss                                       -        -            -          -            -           -            -
                                        ------------------------------------------------------------------------------------
Balance, September 30, 1993                400,000    4,000   11,680,670    117,000    2,526,389    (25,000)    7,533,000
  Conversion of ESOP to Equity                   -        -      485,000      5,000            -           -    1,178,000
                                        ------------------------------------------------------------------------------------
Balance, September 30, 1993 with ESOP      400,000    4,000   12,165,670    122,000    2,526,389    (25,000)    8,711,000
  Issuance of common shares for cash             -        -    2,785,000     28,000            -           -   19,379,000
  ESOP Termination, net of expenses              -        -    (306,152)    (3,000)            -           -    (874,000)
  Stock Cancellation                             -        -  (2,946,988)   (30,000)            -           -       30,000
  Senior preferred stock dividends
    ($.60/share)                                 -        -            -          -            -           -    (240,000)
  Net loss                                       -        -            -          -            -           -            -
                                        ------------------------------------------------------------------------------------
Balance, September 30, 1994                400,000    4,000   11,697,530    117,000    2,526,389    (25,000)   27,006,000
  Stock Purchase at May 5, 1995                  -        -            -          -      500,000 (1,125,000)            -
  Senior preferred stock dividends
    ($.60/share)                                 -        -            -          -            -           -    (240,000)
  Net loss                                       -        -            -          -            -           -            -
                                        ------------------------------------------------------------------------------------
Balance, September 30, 1995                400,000   $4,000   11,697,530   $117,000    3,026,389$(1,150,000)  $26,766,000
============================================================================================================================


                                                                                     Total Equity/
                                                           ESOP Notes   Accumulated    (Capital
                                                           Receivable     Deficit      Deficit)
                                                        --------------------------------------------
Balance, January 1, 1993 (See Note 1)                    $          -  $(5,400,000)       $959,000

Issuance of preferred shares for cash                               -             -        408,000
Issuance of Common shares for cash                                  -             -      1,125,000
Issuance of common shares for minority                              -             -              -
interest in subsidiary
Class B preferred stock dividends                                   -             -       (87,000)
($0.22/share)
Senior preferred stock dividends                                    -             -      (176,000)
($0.60/share)
Net loss                                                            -     (128,000)      (128,000)
                                                        --------------------------------------------
Balance, September 30, 1993                                             (5,528,000)      2,101,000
Conversion of ESOP to Equity                              (1,073,000)             -        110,000
                                                        --------------------------------------------
Balance, September 30, 1993 with ESOP                     (1,073,000)   (5,528,000)      2,211,000
Issuance of common shares for cash                                  -             -     19,407,000
ESOP Termination, net of expenses                           1,073,000             -        196,000
Stock Cancellation                                                  -             -              -
Senior preferred stock dividends                                    -             -      (240,000)
($.60/share)
Net loss                                                            -  (25,950,000)   (25,950,000)
                                                        --------------------------------------------
Balance, September 30, 1994                                         -  (31,478,000)    (4,376,000)
Stock Purchase at May 5, 1995                                       -             -    (1,125,000)
Senior preferred stock dividends                                    -             -      (240,000)
($.60/share)
Net loss                                                            -  (19,894,000)   (19,894,000)
                                                        --------------------------------------------
Balance, September 30, 1995                              $          - $(51,372,000)  ($25,635,000)
====================================================================================================



 Note - certain subsidiaries, as discussed in Note 2, are debtors-in-possession.

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (All numbers in thousands)                                                  Nine Months Ended
                                                 Twelve Months Ended     Twelve Months Ended      September 30, 1993
                                                  September 30, 1995      September 30, 1994         (See Note 1)
                                                 -------------------     -------------------      ------------------
OPERATING ACTIVITIES:
Net loss                                                    $(19,894)               $(25,950)                  $(128)
  Adjustments to reconcile net loss to cash used
    in operations:
    Provision for credit losses                                 3,128                  20,180                       -
    Amortization of deferred offering costs                     2,840                   2,158                     762
    Amortization of loan origination costs                      1,047                   1,728                     162
    Depreciation and amortization                                 384                     217                      76
  Changes in assets and liabilities:
    Decreases (increases) in other assets, net                   (86)                      60                    (85)
    Increases in accounts payable and accrued
         expense                                                1,840                   3,488                     640
                                                 --------------------    --------------------     -------------------
  Cash provided (used in) operations                         (10,741)                   1,881                   1,427
                                                 --------------------    --------------------     -------------------

INVESTING ACTIVITIES:
  Purchase of contract receivables, including
    origination fees                                         (24,830)                (88,124)                (29,002)
  Principal payments on contract receivables
    including proceeds from sales of vehicles                  47,652                  33,912                   9,598
  Purchases of property and equipment                           (711)                   (957)                    (75)
  (Increases) decreases in restricted cash                    (4,519)                   3,416                 (2,665)
  Increase in notes receivables                                     -                       -                     (2)
  Decrease in notes receivable, related party                       -                     167                       -
                                                 --------------------    --------------------     -------------------
  Cash provided by (used in) investing                         17,592                (51,586)                (22,146)
                                                 --------------------    --------------------     -------------------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under line
    of credit                                                 (2,429)                   3,487                       -
  Notes payable proceeds                                        1,779                  31,206                  22,562
  Notes payable repayments - prepetition                      (5,077)                 (1,000)                       -
  Capital lease (repayments) financing                           (58)                     308                       -
  Notes payable offering costs                                  (198)                 (3,455)                 (2,861)
  Proceeds from sale of preferred stock, net of
    expenses                                                        -                       -                     408
  Proceeds from sale of stock, net of expense                       -                  19,407                   1,125
  Purchase of  treasury stock                                 (1,125)                       -                       -
  Change in ESOP Note Receivable                                    -                     196                     (4)
  Payment of dividends                                          (240)                   (240)                   (263)
                                                 --------------------    --------------------     -------------------
  Cash provided by (used in) financing
    activities                                                (7,348)                  49,909                  20,967
                                                 --------------------    --------------------     -------------------

CHANGE IN CASH AND CASH EQUIVALENTS:
  Change in cash and cash equivalents                           (497)                     204                     248
  Cash and cash equivalents - beginning                           939                     735                     487
                                                 --------------------    --------------------     -------------------
  Cash and cash equivalents - ending                             $442                    $939                    $735
                                                 ====================    ====================     ===================

=====================================================================================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                       $9,272                  $7,426                  $2,931
                                                 ====================    ====================     ===================

 Note - certain subsidiaries, as discussed in Note 2, are debtors-in-possession.

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
   (CERTAIN SUBSIDIARIES, AS DISCUSSED IN NOTE 2, ARE DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

    The accompanying consolidated financial statements include the accounts of Search Capital Group, Inc. and its subsidiaries ("Search") as follows:

                                                                                      Ownership
                                    Subsidiary                                        Percentage
                                    ----------                                        ----------
Automobile Credit Holdings, Inc. ("ACHI")                                          100% (a, c)
Automobile Credit Acceptance Corp. ("ACAC") (100% owned by ACHI)                   100% (a, c)
Consumer Dealer Autocredit Corporation ("CDAC") (100% owned by ACHI)               100% (a, b, c)
Eight Fund Subsidiaries and two previous Fund Subsidiaries
  - debtors-in-possession                                                          100%
Newsearch, Inc.                                                                    100% (b, c)
Search Funding Corp. ("SFC")                                                       100% (c)
Automobile Wholesaling, Inc.                                                       100% (b, c)
Search Automobile Leasing Corporation                                              100% (b, c)

(a) Search had a 52% voting interest in these entities, resulting from ownership of 50% of the common stock and 100% of the voting preferred stock of ACHI, until June 30, 1993, at which time Search acquired the minority interest in ACHI.

(b) Currently inactive.

(c) Unrestricted subsidiaries, which are not debtors-in-possession.

    The consolidating statements separate Search and its unrestricted subsidiaries from the Fund Subsidiaries which are non-recourse. The Fund Subsidiaries are special purpose corporations which raised money through the issuance of interest bearing notes for the purchase of contract receivables.

    The Fund Subsidiaries, which are debtors-in-possession (see Note 2 for full discussion of bankruptcy proceedings), have accounted for all transactions related to the reorganization proceedings in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," (SOP 90-7) issued by the American Institute of Certified Public Accountants in November 1990.

    Search and its subsidiaries are collectively referred to as Search. ACAC is in business to raise capital to be used by the Fund Subsidiaries to purchase, at a significant discount, retail installment sale contracts generated by the sale of used automobiles and light trucks. ACAC also services the contracts on behalf of the Fund Subsidiaries. All significant intercompany transactions have been eliminated.

    Certain reclassifications have been made to prior financial statements in order to conform with the 1995 presentation. In 1993, Search changed its fiscal year end to September 30.

    Interest Income and Allowance for Credit Losses

    Search's recognition of interest income and allowance for credit losses is discussed in Note 2.

    Loan Origination Costs

    Search performs substantially all of the functions associated with origination of the contracts and capitalizes the related costs. The costs are amortized by the interest method against income as an adjustment of yield.

    Deferred Notes Payable Offering Costs

    Costs directly related to notes payable offerings are capitalized and amortized to expense by the interest method over the contractual terms of the notes. Deferred offering costs are the commissions, printing, legal, accounting and other expenditures incurred in issuing the notes to the investors.

    Vehicles Held for Resale

    Vehicles held for resale represent estimated collateral value for cars in Search's possession and are carried at the lower of cost or estimated net realizable value.

    Property  and Equipment

    Property and Equipment includes assets which are depreciated over 3 year and 5 year lives and leasehold improvements which are amortized over the remaining term of the lease.

    Net Loss Per Share Attributable to Common Stockholders

    The net loss per share attributable to common stockholders has been computed based on the weighted average number of common shares outstanding during each period. Common stock equivalents, Class B Convertible and Senior Convertible Preferred Stock are included in the calculations except when their effect would be antidilutive.

    On July 20, 1994, certain stockholders voluntarily canceled 2,946,988 shares of common stock and warrants to purchase 390,654 shares of common stock. Had these shares and warrants been canceled at the beginning of the fiscal year ended September 30, 1994, the common shares outstanding and net loss per share would have been $(2.95) on a weighted average number of common shares and equivalents outstanding of 8,893,000.

    Income Taxes

    Statement of Financial Accounting Standards (SFAS) No. 109, issued by the Financial Accounting Standards Board in February 1992, required a change in accounting for income taxes. Search adopted SFAS No. 109 in 1993, and it did not have a material effect on Search's financial statements.

    Statement of Cash Flows

    For purposes of reporting cash flows, Search considers short term cash investments with original maturities of three months or less to be cash equivalents. Cash held in a Fund Subsidiary is restricted to payment of allowable expenses and investment in contract receivables until the note balance of the Fund Subsidiary is paid.

2.  CHAPTER 11 BANKRUPTCY FILING OF THE FUND SUBSIDIARIES AND CONTRACTS
    RECEIVABLE

    As of September 30, 1995, the Fund Subsidiaries consist of six public and two private corporations as follows:

    Automobile Credit Fund 91-III, Inc. (ACF 91-III) - Private Automobile Credit Finance, Inc. (ACF) - Public
    Automobile Credit Partners, Inc. (ACP) - Private Automobile Credit Finance 92-II, Inc. (ACF 92-II) - Public Automobile Credit Finance III, Inc. (ACF III) - Public Automobile Credit Finance IV, Inc. (ACF IV) - Public Automobile Credit Finance V, Inc. (ACF V) - Public Automobile Credit Finance VI, Inc. (ACF VI) - Public

    Fund Subsidiaries' restricted cash balance of $8,105,000 at September 30, 1995, is held for reinvestment or in sinking funds to be applied to the repayment of the Fund Subsidiaries' notes. Use of proceeds from the contracts receivable is restricted to payment of certain allowed expenses and the purchase of additional contracts.

    At September 30, 1995, contractual maturities of contracts receivables for Search and unrestricted subsidiaries were as follows:

                                   1996              1997              1998              Total

Future Payments Receivable         $5,763,000        $1,591,000          $11,000         $7,365,000
Less Unearned Interest              1,115,000           184,000            1,000          1,300,000
                                   ----------        ----------          -------         ----------
                                   $4,648,000        $1,407,000          $10,000         $6,065,000
                                   ==========        ==========          =======         ==========

         At September 30, 1995, contractual maturities of contracts receivable for Fund Subsidiaries were as follows:

                                   1996              1997              1998              Total

Future Payments Receivable        $36,905,000       $19,056,000       $3,351,000        $59,312,000
Less Unearned Interest              8,950,000         2,681,000          175,000         11,806,000
                                  -----------       -----------       ----------        -----------
                                  $27,955,000       $16,375,000       $3,176,000        $47,506,000
                                  ===========       ===========       ==========        ===========

    In the opinion of management, a portion of the contracts receivable will be repaid or extended either before or past the contractual maturity date. In addition, some contracts will default before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

    Management has determined that the net cash flow from the Fund Subsidiaries will not be sufficient to fully retire the related Fund Subsidiaries notes payable as discussed in Note 5, and as part of the Plan of Reorganization discussed below, the Fund Subsidiaries filed for protection under Chapter 11.

SUBSIDIARY BANKRUPTCY FILINGS

    At Search's annual shareholders' meeting, held May 10, 1995, Search announced a preliminary outline of a plan to convert the approximately $68 million debt owed by the Fund Subsidiaries into equity in the Parent Company (Search). Search engaged the investment banking firm of Alex. Brown & Sons to develop a formal detailed plan of debt-to-equity conversion. To facilitate the development of this plan Search also formed an ad hoc committee of noteholders in all eight of its Fund Subsidiaries to review the proposals of Alex. Brown & Sons and provide input and recommendations for the plan.

    In order to consummate the debt-to-equity conversion plan proposed by Alex. Brown & Sons, it was necessary for each of the Fund Subsidiaries to file for reorganization under Chapter 11 of the U. S. Bankruptcy Code. These cases have been consolidated as one case for administration. Search and its unrestricted subsidiaries have not sought protection under the Code but Search is a proponent of a joint plan of reorganization of the Fund Subsidiaries ("Joint Plan"). On August 25, 1995 an organizational meeting was held by the U. S. Bankruptcy Trustee to select a committee (the "Committee") to represent the noteholders ("Creditors") during the bankruptcy proceedings. On December 19, 1995, Search, the Fund Subsidiaries and the Committee agreed to a consensual plan of reorganization (Joint Plan) which was approved by the Court on December 22, 1995.

    Final effectiveness of the Joint Plan as to each Fund Subsidiary is dependent on its confirmation by the Court, which will occur, if at all, after a vote of the holders ("Noteholders") of outstanding notes issued by the Fund Subsidiaries ("Notes"). There can be no assurance that the Joint Plan as to each Fund Subsidiary will become effective or that the Joint Plan as to each Fund Subsidiary will be confirmed on essentially the same terms as fully described in the Disclosure Statement. The final terms of the Joint Plan, if they differ in any material fashion from the proposed terms, will be contingent on, among other things, approval by Search's Board of Directors and a vote of Search's shareholders to approve the increase in the authorized number of shares of Common Stock and Preferred Stock to levels adequate to meet the requirements of the proposed Joint Plan.

    If confirmed with respect to a particular Fund Subsidiary, the Joint Plan, as currently proposed, provides that Noteholders voting to accept the Joint Plan may choose one of two options (the "Plan Options"). Under the First Plan Option (the "Search Equity Option"), the Noteholders would essentially exchange their Notes for the issuance by Search of a combination of shares of Common Stock, shares of a new series of Convertible Preferred Stock ("New Preferred Stock") and dividends accrued at 9% on the New Preferred Stock from July 1, 1995 until the effective date of the Joint Plan. Under the Second Plan Option, the Noteholders could choose the continued collection or the sale of the collateral securing their Notes and the distribution to the Noteholders of the resulting cash proceeds (the "Collateral Option"). As to any one Fund Subsidiary, the selection by the Noteholders of either Plan Option would be implemented on a Noteholder-by-Noteholder basis. Noteholders who vote against the Joint Plan will not be entitled to select between the Search Equity Option and the Collateral Option but will receive treatment under the Search Equity Option. A pro rata share of the assets of the Fund Subsidiaries attributable to Noteholders electing the Collateral Option will be transferred to the trustee of a newly established trust to be held for the benefit of such Noteholders. The trustee will collect the motor vehicle receivables held by the trust and make regular distributions to the Noteholders. In the alternative, the motor vehicle receivables will be sold by the trustee to the highest bidder, assuming a sale price greater than the liquidation value of the receivables. The pro-rata portion of the assets of the Fund Subsidiaries attributable to Noteholders electing the Search Equity Option will be transferred to Search. In addition to the New Preferred Stock, the Common Stock and dividends, the Noteholders will receive with respect to the unsecured portion of their claims, a pro-rata share of five year warrants to purchase an aggregate of 5,000,000 shares of Common Stock (the "Warrants"). The exercise price of the Warrants will be $2.00 during the first year and increase by $.25 per year during the term of the Warrants. All Warrants not exercised prior to the expiration will be redeemed at a price of $.25 per Warrant.

    The Joint Plan also contemplates establishment of a trust ("Litigation Trust") for the benefit of holders of unsecured claims of Fund Subsidiaries for which the Joint Plan is approved. The trust will be established with a total funding of $350,000 prorated among the confirming Fund Subsidiaries. The Litigation Trust will be authorized to pursue any claims and causes of action of each Fund Subsidiary for which the Joint Plan is approved. The Litigation Trust will automatically terminate if the Common Stock trades at an average price of $2.50 per share for 30 consecutive trading days during the first year following the effective date of the Joint Plan.

    As a consequence of the consummation of the Joint Plan as to any Fund Subsidiary, the former Noteholders of that Fund Subsidiary who elect the Search Equity Option would ultimately own shares of Search's Common Stock and New Preferred Stock. The Notes and the Noteholders constitute essentially all of the indebtedness and creditors, respectively, of the Fund Subsidiaries. If the Joint Plan is confirmed, as currently proposed, with respect to each of the Fund Subsidiaries, an aggregate of approximately $69,320,000 of indebtedness of the Fund Subsidiaries represented by the Notes would be canceled. The total assets to be transferred to Search as opposed to a transfer to the Noteholders Trust will depend on the relative amounts of indebtedness of Noteholders electing the Search Equity Option or the Collateral Option.

    The Joint Plan and Disclosure Statement describing the terms of the Joint Plan, Search, the Fund Subsidiaries, the terms of the New Preferred Stock and the rights of the Noteholders and other claimholders are subject to review and approval by the Court prior to being mailed to the Noteholders. On December 22, 1995, the Court approved the Joint Plan and Disclosure Statement for mailing to the Noteholders and other claimholders, together with ballots for registering their votes for acceptance or rejection of the Joint Plan. The Noteholders of each Fund Subsidiary will be entitled to vote for or against the Joint Plan, with respect to claims represented by their Notes, as a separate creditor class. The Disclosure Statement was mailed to Noteholders on December 29 & 30, 1995, the final date for receipt of ballots on the Plan is January 29, 1996.

    The primary adverse effect of the confirmation of the Joint Plan on existing shareholders would be the dilution of their voting power from issuance of the shares of the New Preferred Stock, Common Stock and Common Stock equivalents. The shares of New Preferred Stock would be convertible into 30,063,296 shares of Common Stock. Search's existing shareholders would own none of the newly issued shares of New Preferred Stock, and the Noteholders would own none of the outstanding shares of the 12% Preferred Stock. In addition, the annual dividend requirements on the shares of New Preferred Stock would be substantially less than the aggregate debt service requirements of the Notes and would be reduced or disappear upon any conversion of the New Preferred Stock into Common Stock.

    The accompanying financial statements include the cost associated with the Company's Fund Subsidiaries bankruptcy proceedings and these costs have been separately disclosed in the statement of operations as a reorganization expense.

    The Fund Subsidiaries, which are debtors in possession, have accounted for all transactions related to the reorganization proceedings in accordance with SOP 90-7. Accordingly, all prepetition liabilities of the Fund Subsidiaries that are expected to be impaired under the joint plan of reorganization ultimately approved by the Bankruptcy Court are reported separately in the consolidating balance sheet as liabilities subject to compromise (see Note 5 for a description of such liabilities). Expenses, primarily professional fees, resulting from the reorganization proceedings, are reported separately in the consolidating statement of operations as reorganization expense. Contractual interest obligations which are relieved from payment as a result of the Chapter 11 proceedings are not accrued.


3.  ACQUISITIONS

    On June 30, 1993, Search acquired the remaining 50% of ACHI's common stock in exchange for 4,397,006 newly issued restricted common shares and the shares were recorded at the book value of the minority interest acquired, which approximated management's estimate of market value. These transactions were accounted for as a purchase and the operations of CDAC have been consolidated with those of Search beginning August 31, 1992.

    In October 1993 Search purchased 100% of the common stock of Automobile Credit Partners, Inc. (ACP), a company owned by an officer and director and principal stockholder of Search. ACP is engaged in the same business and has been funded in the same manner as the Fund Subsidiaries, and its contracts are serviced by CDAC. The purchase price was $17,000. This transaction has been accounted for as a reorganization of entities under common control which is similar to the pooling of interests method. Accordingly, all assets and liabilities are recorded at their historical cost and the results of operations and cash flows have been included from the acquisition date, the date on which Search had common control.

4.  CHANGE IN ACCOUNTING PRINCIPLE AND ALLOWANCE FOR CREDIT LOSSES

    Through the third quarter of fiscal 1994, Search recorded interest revenue and allowance for credit losses based on AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans ("PB6"). Under PB6, Search recorded an allowance for credit losses upon acquisition of the installment loans in an amount equal to the difference between the contractual payments due and the estimated undiscounted future cash collections. The difference between the undiscounted future cash collections and the acquisition amount of the installment contracts was amortized to interest revenue over the period in which payments on the installment contracts were expected to be collected. Under PB6, if the estimate of the total probable collections was increased or decreased but still greater than the sum of the acquisition amount less collections plus the discount amortized to date, the remaining amount of the discount to be amortized to interest income was adjusted and amortized over the remaining life of the loans. Accordingly, changes in estimates of future cash collections were recognized through prospective yield adjustments.

    In the fourth quarter of fiscal 1994, Search elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114"), which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. In accordance with SFAS 114, contracts receivable are analyzed on a loan-by-loan basis. Search evaluates the impairment of loans based on contractual delinquency, as well as other factors specific to the notes receivable. When a concern exists as to the collectibility of an account, interest income ceases to be recognized. The notes receivable, once impaired, are collateral dependent; that is once a note receivable is in default Search looks to the underlying collateral for repayment of the note receivable. Therefore at impairment Search records an allowance for credit losses to record the note receivable at the fair value of the collateral. If the measure of the impaired note receivable is less than the net recorded investment in the note receivable, Search recognizes an impairment by creating an additional allowance for credit losses in excess of the initial allowance provided, with a corresponding charge to provision for credit losses. The provision for credit losses is adjusted for any differences between the final net proceeds of an impaired note receivable and its net carrying value.

    Search records contract purchases at cost. Contractual finance charges are recorded as unearned interest and amortized to interest income using the interest method. As noted above amortization of interest income ceases upon impairment. An initial allowance for credit losses is recorded at the acquisition of a note receivable equal to the unearned discount, the difference between the amount financed and the acquisition cost.

    The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below on a consolidated basis:

                                                                As of September 30, 1995
                                            --------------------------------------------------------------------
(Dollars in thousands)                       Number of            Total
                                               Active             Unpaid            Unearned             Net
                                            Receivables        Installments         Interest         Receivables
                                            -----------        ------------         --------         -----------
Impaired contracts                                2,323             $12,919          $  1,644            $11,275
Unimpaired contracts                              9,805              53,758            11,462             42,296
                                            -----------        ------------         ---------        -----------
Total                                            12,128             $66,677           $13,106            $53,571
                                            ===========        ============         =========        ===========
Allowance for credit losses                                                                             (18,623)
                                                                                                     -----------
Contract receivables, net of allowance
for credit losses                                                                                        $34,948
                                                                                                     ===========


                                                                As of September 30, 1994
                                          ----------------------------------------------------------------------
(Dollars in thousands)                     Number of            Total
                                             Active            Unpaid             Unearned             Net
                                          Receivables       Installments          Interest         Receivables
                                          -----------       -------------         --------         -----------
Impaired contracts                                4,269          $  29,986          $  4,968           $  25,018
Unimpaired contracts                             14,726            104,117            22,679              81,438
                                            -----------       ------------          --------         -----------
Total                                            18,995           $134,103           $27,647            $106,456
                                            ===========       ============          ========         ===========
Allowance for credit losses                                                                             (44,633)
                                                                                                     -----------
Contract  receivables, net  of allowance
for credit losses                                                                                      $  61,823
                                                                                                     ===========


    The change in the allowance for credit losses is summarized as follows on a consolidated basis:

(Dollars in thousands)                               September 30, 1995     September 30, 1994
                                                     ------------------     ------------------
Balance, beginning of period                                   $44,633                 $4,656
Allowance recorded upon acquisition of loans                     9,613                 37,727
Increase in allowance for credit losses                          3,169                 20,180
Loans charged off against allowance                           (38,792)               (17,930)
                                                              --------               -------
Balance, end of period                                         $18,623                $44,633
                                                               =======                 ======

    Prior to 1994, uncollectible receivables were charged against the allowance for credit losses recorded when receivables were initially purchased. Under PB6, reductions in the amount of estimated future cash collections on contract receivables were charged against income only if the estimated future collection was less than Search's net investment in the receivables plus discount amortized to interest income to date.

    In accordance with the adoption of SFAS 114, the portion of the increase in allowance for credit losses attributable to prior years, if any, was included in current operations of the year of adoption (fiscal 1994) and no cumulative effect is shown on the statement of operations.

    Most of Search's contracts receivable are due from individuals in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. Search and the Trustee for the Fund Subsidiaries hold vehicle titles as collateral for all contracts receivable until such contracts are paid in full.

5.       PREPETITION NOTES PAYABLE AND ACCRUED INTEREST SUBJECT TO  COMPROMISE

    Notes payable of the Fund Subsidiaries are non-recourse to Search and its affiliated non-fund subsidiaries. Related terms and interest rates for the Fund Subsidiaries, all of which are in bankruptcy and default (See Note 4), consisted of the following:

                                                                          September 30, 1995   September 30, 1994
                                                                          ------------------   ------------------
Notes payable by ACF 91-III, bearing interest at 21%, require monthly interest payments at 15% through March 31, 1995, at which time principal
and the remaining deferred interest accrued at 6% was due - in default at           $590,000           $1,000,000
maturity date.

Notes payable by ACP, bearing interest at 21%, require monthly interest payments of 15% through  April 30, 1995 at which time principal and the
remaining deferred interest accrued at 6% was due - in default at                    610,000            1,000,000
maturity date.

Notes payable by ACF, bearing interest at 18%, require monthly interest payments at 15% through December 31, 1994, at which time principal and
the remaining deferred interest accrued at 3% was due - in default at              1,506,000            5,000,000
maturity date.

Notes payable by ACF 92-II, bearing interest at 15% due monthly, require
payment of principal in full on December 31, 1995.                                10,000,000           10,000,000

Notes payable by ACF III, bearing interest at 15% due monthly, require
payment of principal in full on April 30, 1996.                                   15,000,000           15,000,000

Notes payable by ACF IV, bearing interest at 3% until October 15, 1993 and 14% thereafter due monthly, require payment of principal quarterly
from September 30, 1995 to December 31, 1996.                                     10,000,000           10,000,000

Notes payable by ACF V, bearing interest at 12% due monthly, require payment of principal quarterly from October 1, 1996 to
December 31, 1997.                                                                19,872,000           19,872,000

Notes payable by ACF VI, bearing interest at 12% due monthly, require
payment of principal quarterly from July 1, 1997 to June 30, 1998.                10,675,000            8,896,000
                                                                          ------------------   ------------------
                                                                                  68,253,000           70,768,000
Accrued Interest                                                                   1,067,000            1,478,000
                                                                          ------------------   ------------------
                                                                                 $69,320,000          $72,246,000
                                                                          ==================   ==================

    Contracts receivable owned by each Fund Subsidiary are pledged as collateral for the respective notes payable of each entity.

    As of their maturity ACF, ACF 91-III and ACP stopped accruing interest on the remaining unpaid principal. As these Fund Subsidiaries are in default, it is currently management's position that the accrual of interest is not warranted since each Fund Subsidiary will not have sufficient assets to fully retire the principal portion of the notes.

    The August 14, 1995 bankruptcy filing of the individual Fund Subsidiaries was an event of default for all of the Fund Subsidiaries under the terms of their indenture agreements. In accordance with SOP 90-7, contractual interest obligations which are relieved from payment as a result of the Chapter 11 proceedings are not accrued. Contractual interest on the above obligations amounts to $12,453,000 which is $1,500,000 in excess of reported interest expense. Management has presented the noteholders a proposal for a debt-to-equity exchange more fully described in Note 2 and in the Joint Disclosure Statement filed with the Bankruptcy Court.

    On the December 31, 1994 maturity date for ACF there was $3,175,000 in the ACF sinking fund to be applied to obligations of $5,406,000. ACF's insufficient cash balance constituted a default under its indenture agreement with Search and Texas Commerce Bank National Association ("Trustee"). As of September 30, 1995, ACF has $346,000 in remaining principal and interest on receivables and $1,000 in repossessed vehicles.

    On the March 31, 1995 maturity date for ACF 91-III, there was $538,000 in cash to be applied to obligations of $1,195,000. ACF 91-III's insufficient cash balance constituted a default under its indenture agreement with the Trustee. As of September 30, 1995, ACF 91-III has $216,000 in remaining principal and interest on contract receivables.

    On April 30, 1995 maturity date for ACP, there was $525,000 in cash to be applied to obligations of $1,180,000. ACP's insufficient cash balance constituted a default under its indenture agreement with the Trustee. At September 30, 1995, ACP has $180,000 in remaining principal and interest on contracts receivable and $2,000 in repossessed vehicles.

    The filing of bankruptcy created a default in each Fund subsidiary not currently in default at August 14, 1995. The U.S. Bankruptcy Court has granted the continued use of cash collateral. Under the cash collateral motions, the Fund subsidiaries continue to pay service and management fee revenue to Search. Servicing and management fee revenue for Search was $3,064,000, $2,866,000 and $1,010,000 for the fiscal years ended September 30, 1995 and 1994, and nine months ended September 30, 1993, respectively, and is included as a reduction of general administrative expenses in the accounts of Search.

    As of December 22, 1995, the consensual joint plan of reorganization was approved by the U.S. Bankruptcy Court for distribution to noteholders. Confirmation of the joint plan will be sought from the court after tallying of the noteholders votes. (See note 4 for further discussion of the Joint Plan of Reorganization).


6.  LINES OF CREDIT

    On June 17, 1994, SFC entered into an agreement for a line of credit with General Electric Capital Corporation ("GECC"). The line of credit initially had a maximum borrowing commitment of $20,000,000 and was limited to a percentage of eligible contracts held by SFC. The line of credit is secured by all SFC assets and is guaranteed by Search.

    In January 1995, SFC signed an agreement with GECC to revise the existing restrictive covenants and to eliminate any future advances under the line of credit. On March 22, 1995, GECC advised Search that it and SFC were in default of various provisions of the original loan agreement and the January 1995 agreement. As a result of these defaults, GECC declared the outstanding balance, as of that date, due and payable. Search, SFC and GECC established a pay-out plan which requires a minimum payment of $500,000 per quarter. SFC is required to remit cash receipts of all pledged contracts to GECC until the line of credit is repaid. As of September 30, 1995, the line had a balance of $1,058,000. Interest is accrued daily at the average of the one month London Interbank Offered Rates ("LIBOR") for the preceding month plus 5.1% (10.99% at September 30, 1995). SFC recorded $253,000 interest expense to GECC during 1995 and $85,000 in 1994.

    On November 30, 1995, Search and certain of its non-fund subsidiaries and affiliates entered into a funding agreement ("Funding Agreement") with Hall Financial Group, Inc. ("HFG"). Under the terms of the Funding Agreement, HFG agreed to loan to Search up to $3,000,000, obtained Warrants to purchase up to 3,000,000 shares of Search Common Stock for $2.00 per share, and agreed, subject to certain limitations and restrictions, to a plan funding commitment under which HFG would loan the Fund Subsidiaries funds for a cash-out option under a plan to be proposed by Search at an amount equal to 80% of Present Value of the Notes.

    The loan is comprised of three notes. Note I is in the amount of $1,284,487. Note II is in the amount of $715,513. Note III is in the amount of $1,000,000. Notes I and II bear interest at the rate of 12% and mature on the earlier of the Effective Date or 90 days after their execution unless extended for 60 days by Search in which case the interest rate increased to 14%. Note III bears interest at the rate of 6% and matures in one year. Note I has been fully funded, Note II will only be funded if necessary to payoff the GECC Line of Credit, and Note III has been fully funded. Notes I and III are convertible into Search Common Stock up to a total of 2,500,000 shares including any shares converted in payment of Note III. Note III can be repaid entirely with Search Common Stock.

    The Notes are secured by approximately $5,900,000 in auto receivables owned by Search and Search Funding Corp., 2,250,000 shares of Search Common Stock currently held as Treasury Stock, and 100% of the stock of Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings, Inc., and Newsearch, Inc. HFG is entitled to elect one director to Search's board upon conversion of Note III and one additional director upon purchase of $1,000,000 in Net Present Value of Notes under the plan funding commitment.

    The Funding Agreement originally required HFG to make certain loans to the Bankrupt Subsidiaries upon completion of the Joint Plan. Search and the Committee have determined not to include any funding of the Bankrupt Subsidiaries in the latest version of the Joint Plan. Search and HFG have agreed to an amendment to the Funding Agreement that provides HFG the option to purchase, in its sole discretion, Common Stock, New Preferred Stock, and Warrants for a purchase price equal to 80% of the Present Value attributable to such securities for purpose of their issuance to Noteholders under the Joint Plan, less an amount equal to the accrued dividends attributable to the New Preferred Stock that is received by HFG. HFG would be entitled to purchase securities in an amount up to a maximum of $6,000,000 in Present Value, which the Company estimates would represent a purchase price payable by HFG of approximately $4,426,000. The proceeds of any shares so purchased will be paid to Search. Under the Funding Agreement, as amended, Search will give HFG the right to elect another director if HFG purchases $1,000,000 Present Value of such securities. HFG will also have registration rights for such securities similar to those provided by the HFG Warrants.


7.  EMPLOYEE STOCK OWNERSHIP PLAN

    Effective August 1, 1994, the Board of Directors terminated the employee stock ownership plan (ESOP). As part of the termination, Search reacquired from the ESOP 306,152 shares of stock at $3.50 per share in exchange for the balance of the note receivable plus accrued interest, totaling $1,183,000. The reacquired shares were canceled on September 29, 1994. The remaining 178,848 shares are allocated to participating employees.


8.  STOCKHOLDERS' EQUITY

    Preferred Stock

    Search is authorized to issue a total of 10,000,000 shares of preferred stock in series with rights and preferences as designated by the board of directors. The Preferred shares have voting rights and are convertible into one share of common stock for each share of preferred stock at the option of the shareholders. The shares carry a cumulative annual dividend of $0.60 per share, payable quarterly. Search may convert the shares to common stock or may redeem the shares at $5.00 per share upon the occurrence of certain events defined in the terms of the preferred stock designation.

    In June 1993, Search designated a new series of preferred stock as 8% Voting Convertible Preferred Stock. No shares are issued or outstanding as of September 30, 1994 and 1995.

    In January 1993, Search completed a private placement of $2,000,000 of Senior Preferred Stock at a price of $5.00 per share. As a result of this offering, Search obtained net proceeds of $1,755,000, after deduction of $150,000 of brokers' commissions and $95,000 of expenses related to the offering. In addition, Search issued warrants to purchase up to 50,000 shares of Common Stock at $0.375 per share and 100,000 shares of Common Stock at $2.50 per share to certain broker/dealers who assisted in the sale of the Senior Preferred Stock and certain offerings by Fund Subsidiaries.

    Common Stock

    During June through August 1993, Search sold 300,000 shares of Search's restricted common stock in a private placement for $1,200,000. Offering costs of $75,000 were recorded as a reduction of the proceeds.

    In December 1993, Search sold in a public offering 2,760,000 shares of its common stock for $22,080,000. Offering costs of $2,673,000 were incurred with the sale. In connection with the offering, Search granted the underwriter warrants to purchase 240,000 shares of common stock at $9.60 per share.

    In February 1994, 25,000 warrants were exercised at a price of $0.375 per share.

    Common Stock Warrants and Employee Stock Options

    On August 1, 1994, the Board of Directors adopted, subject to stockholder approval, the 1994 Employee Stock Option Plan (the "Stock Plan"). The Stock Plan was approved by Search's stockholders at their annual meeting held in May 1995. Employees of Search or directors of subsidiaries are eligible to participate in the Stock Plan. As of September 30, 1995, approximately 138 persons were eligible to participate. The Stock Plan expires on July 31, 2004, although any option outstanding on such date will remain outstanding until it either has expired or has been fully exercised. The Stock Plan is administered by the Compensation Committee of the Board. Options granted under the Stock Plan are not transferable otherwise than by will or by the laws of descent and distribution. Options are forfeited immediately after an optionee's employment is terminated for cause or 30 days after the optionee's mental or physical disability. The options usually vest over a three year period. The Stock Plan provides that 30 days prior to major corporate events such as, among other things, certain changes in control, mergers or sales of substantially all the assets of Search, each option will immediately become exercisable in full. A total of 1,750,000 shares of Common Stock has been reserved for sale upon exercise of options granted under the Stock Plan. As of September 30, 1995, there were 943,500 outstanding options. Certain options issued during the year ended September 30, 1995, were repriced to reflect the current market prices at that time.

    In October 1994, 100,000 options were issued at $1.4375 to an officer of Search and in January 1995, 500,000 and 25,000 were issued at $1.625 and $1.875 respectively to two officers of Search. In January an additional 285,500 options at $1.4375 were issued to employees. All were issued at the market price existing at the time.

    In August and September 1994, an additional 19,000 and 10,000 options at $4.25 and $3.75 (existing market value) respectively were issued to employees.

    In August 1994, 2 officers and 5 employees agreed, subject to shareholder approval of the Option Plan, to the cancellation of their warrants in exchange for options under the Option Plan at the then current market price of $4.25. The canceled warrants consisted of 220,000 at $3.00 per share issued in April 1993, 70,000 at $8.75 per share issued in December 1993, and 35,000 at $14.75 per share issued in June 1994.

    In August 1993, Search issued warrants to purchase 60,000 shares of common stock at $5.50 per share to broker/dealers who assisted in the private placement of common stock.


9.  STOCK PURCHASE AGREEMENT

    On May 5, 1995, Search purchased from a director of Search 500,000 shares of Search's $.01 par value common stock for $2.25 per share. The purchase was recorded at cost and is reflected as treasury stock. Simultaneously to the purchase, the director resigned from the Board and gave Search an irrevocable proxy expiring May 5, 1997 to vote the remaining 800,000 shares of stock held by a trust controlled by the former director.


10. RELATED PARTY TRANSACTIONS

    During 1994 and 1993, Search paid or accrued approximately $156,000 and $113,000, respectively for fees related to the notes payable offerings described in Notes 4 and 5 to an individual who owned a minority interest in ACAC and two of the Fund Subsidiaries until June 1992 and was a director of Search for a period of time in 1992 and 1993.

    In November 1993, Search paid SBM Trust and an officer of Search $131,000 and $32,750, respectively, in settlement of interest and principal on profit participation notes relating to Search's purchase of Automobile Credit Acceptance Corporation in 1991.

    During the year ended September 30, 1994, Search engaged Brean Murray, Foster Securities Inc. ("BMFS") to serve as underwriter for Search's public offering of Common Stock, and co-managing broker-dealer, together with another independent broker-dealer, for the public offering of asset-backed debt securities offered in 1994, by Search's subsidiaries, Automobile Credit Finance V, Inc. and Automobile Credit Finance VI, Inc. The Company paid BMFS $1,987,000 in connection with the Common Stock offering and $766,000 in connection with the public offerings of asset-backed debt securities. Also in connection with its services as underwriter of the Common Stock offering BMFS was issued warrants to purchase 240,000 shares of Common Stock exercisable for a period of 5 years at a price of $9.60 per share. BMFS, simultaneously with its receipt of the warrants, assigned warrants to purchase 113,558 shares to Mr. A. Brean Murray. Mr. Murray is a director of Search and Chairman of BMFS. Upon confirmation of the Joint Plan discussed in Note 2, Brean Murray, Foster Securities, Inc. will receive a $200,000 cash success fee from Search.

    Additional related party transactions are described in Notes 3, 7 and 8.


11. INCOME TAXES

    Search Capital Group, Inc. and Subsidiaries file a consolidated income tax return.

    The components of Search's net deferred tax asset as of September 30, 1995 and 1994 are as follows:

                                                September 30, 1995        September 30, 1994
                                                -------------------       -------------------
Deferred tax asset:
Allowance for credit losses & inventory
  reserve                                                  $800,000                $1,500,000
Net operating loss carryforwards                         15,400,000                 8,900,000
Other tax credit carryforwards                               90,000                    90,000
Valuation allowance                                    (16,290,000)              (10,490,000)
                                                -------------------       -------------------
Total deferred tax asset                                         --                        --
                                                -------------------       -------------------

    At September 30, 1995, the Search consolidated tax return group has a net operating loss carryforward for Federal income tax purposes of approximately $44,000,000 which will expire, if unused, in the following years:

      Years of Expiration                        Amount
      -------------------                     -----------
          1997 to 2008                         $5,400,000
              2009                             21,000,000
              2010                             17,600,000
                                              -----------
                          Total               $44,000,000
                                              ===========

    Following the acquisition of the minority interest in ACHI on June 30, 1993 (see Note 3), the Search tax consolidated group had a change in ownership as defined under Section 382 of the Internal Revenue Code, which will limit the utilization of the net operating loss to approximately $1,000,000 per year on those NOL losses incurred prior to 1994.

    The proposed debt to equity conversion plan as outlined in the Bankruptcy Plan of Reorganization will have significant tax consequences when the plan in consummated. Debt Discharge Income of approximately $12,500,000 will be recognized for income tax purposes. This debt to equity conversion will result in an ownership change as defined under Section 382 of the Internal Revenue Code. This ownership change will result in a further limit on the annual the net operating loss carryforward.

12. COMMITMENTS

    On October 28, 1992, ACAC entered into a sixty month lease for office facilities with a basic monthly rental obligation of $13,450. This lease was modified in 1994 to expand the office facilities from approximately 16,000 square feet to approximately 23,000 square feet at a revised monthly rental obligation of $22,057. With six months notice ACAC may cancel the lease at the end of the thirty-sixth month with the payment of the unamortized up-front costs associated with the premises, as defined in the lease agreement, otherwise the lease is non-cancelable. Rental expense for 1995, 1994, and 1993 was approximately $284,000, $212,000 and $117,000, respectively.

    During the year, the Company opened four remote collection facilities, these leases expire through 1999. The lease expense for fiscal 1995 total approximately $20,000.

    Search signed three car lot leases at the beginning of fiscal 1995. The leases were in Dallas, TX and a suburb of Atlanta, GA and had terms of 12 to 24 months. These lots were used to process and sell repossessed vehicles directly to consumers. During the fiscal year ended September 30, 1995, Search closed the Georgia lot and one of the lots in Dallas. Subsequent to year-end, Search adopted a formal plan to close the remaining car lot and related make-ready facility by January 1, 1996.

         Operating lease commitments by Search are as follows:

                                                Year Ending September 30,
                                ---------------------------------------------------------------
                                  1996               1997              1998             1999
                                  ----               ----              ----             ----
Office leases                    $323,000           $323,000            $96,000         $18,000
Car lot leases                     77,000                  -                  -               -
Office equipment leases           104,000             69,000             24,000               -
                                ---------          ---------         ----------       ---------
Total lease commitments          $504,000           $392,000           $120,000         $18,000
                                =========          =========         ==========       =========

    In addition to the operating leases, Search has one capitalized lease with payments of $81,000 per year through 1998 and $67,000 in 1999.

13. LIQUIDITY

    Search's management is currently pursuing several options for additional capital for expansion of Search's current dealer network and additional product developments including automobile loans to customers with a higher credit rating. It is anticipated, upon conversion of debt-to-equity (see Note 4), that Search's liquidity concerns will be eased over the next 12 to 24 months. However, should the plans of reorganization be delayed or should the Bankruptcy Court decide to discontinue or reduce the servicing and management fees currently allowed under collateral orders granted by the Bankruptcy Court and paid to Search, Search could encounter significant liquidity problems that would require obtaining an additional line of credit or infusion of equity, or significantly reducing expenses and restructuring Search's current operation. Management has explored the option of obtaining an additional infusion of equity investment. The effect of such an investment currently cannot be determined. It is anticipated, however, that such an investment would significantly dilute current stockholders' equity.


14. LEGAL PROCEEDINGS

    On August 14, 1995, Automobile Credit Finance, Inc., Automobile Credit Finance 1991-III, Inc., Automobile Credit Finance 1992-II, Inc., Automobile Credit Finance III, Inc., Automobile Credit Finance IV, Inc., Automobile Credit Finance V, Inc., Automobile Credit Finance VI, Inc. and Automobile Credit Partners, Inc., which are wholly-owned subsidiaries of Search, each filed, on August 14, 1995, a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division ("Court"), seeking protection under Chapter 11 of the U.S. Bankruptcy Code ("Code"). These cases have been consolidated as one case for administration (Case No. 395-34981-RCM-11) (See Note 4 for additional discussion).

    On July 7, 1994, a class action civil lawsuit was filed against Search, certain of its officers and directors, one of its former accounting firms and the lead underwriter and one of its principals involved in the issuance of Search's Common Stock. This action was filed in the United States District Court for the Northern District of Texas, Dallas Division, and is styled Ellen O'Shea, et al v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1428-J. On July 11, 1994, and on July 13, 1994, similar actions in John R. Boyd, Jr., et al. v. Search Capital Group, Inc., et al., Civil Action No. 3:94-CV-1452-J; and Gary Odom v. Search Capital Group, Inc., et al,. Civil Action No. 3:94-CV-1494-J, respectively, were also filed. The above cases were consolidated in September 1994 under Civil Action No. 3:94-CV-1428- J (the "Class Action Suit").

    The Class Action Suit was filed on behalf of all purchasers of Search's Common Stock during the period beginning December 10, 1993 and ending through July 5, 1994, which was the date that Search made a public announcement regarding lower earnings. The Class Action Suit contends that Search made misstatements in its registration statements concerning Search's computerized system, accounting methodologies used by Search, collectibility of its receivables and repossession rates of autos that secured its receivables. The plaintiffs also complained of allegedly false public filings, press releases and reports issued during 1994. The plaintiffs sought damages, rescission , punitive damages, pre-judgment interest, fees, costs, equitable relief and/or injunctive relief and such other relief as the court may deem just and proper.

    Search's management and counsel for the plaintiffs have entered into a stipulation of settlement (the "Settlement") of the Class Action Suit. This Settlement was initially filed with the court on August 4, 1995, and an amended version of the Settlement was filed on November 13, 1995. No objections to the Settlement have been received to date. The Settlement provides for the payment by Search of $287,500 upon approval of the Settlement ($100,000 has already been deposited in an escrow account maintained by the plaintiff's lawyers), and the issuance by Search of its Common Stock with a value of $2,612,500 or cash. The settlement provides that the number of shares of Common Stock to be issued to the Class shall be computed using the average of the bid/ask price of the last 30 days ending generally on the date that the Settlement becomes final prior to the date of distribution of the shares.

    Final effectiveness of the Settlement is conditioned upon court certification of the class of plaintiffs for the Settlement and court approval of the fairness of the Settlement. Search believes that the Settlement is fair and equitable to the class of plaintiffs and will ultimately be approved. A final, non-appealable order approving the Settlement is a condition precedent to the implementation of the Search Equity Option under the Joint Plan.

    In December 1993, Automobile Credit Acceptance Corp. ("ACAC"), a subsidiary of Search, was joined as a defendant in a pending civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc. v. Tim Clothier and Automobile Credit Acceptance Corporation, Cause No. 153-144940. The plaintiff in this action alleges the existence of a partnership between the plaintiff and another defendant and seeks damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by Autostar. In the petition, the plaintiff alleges that ACAC wrongfully assisted its co- defendant and tortiously interfered with the plaintiff's contracts and business and has claimed, as damages, $250,000. ACAC believes that these allegations are without merit because it did not interfere with the plaintiff's contracts and business and did not obtain in an improper manner any property belonging, at least in part, to Autostar. ACAC has filed a general denial and has pending a motion for partial summary judgment. Discovery in this case is ongoing and no opinion can be given as to the final outcome of the lawsuit.

    Search received notice from plaintiffs that a suit had been filed on December 21, 1995 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warren Bowe, et. al. vs. Search Capital Group, Inc., et. al., Cause No. 1:95CV 649GR and was filed in the Federal District Court for the Southern District of Mississippi. The plaintiffs allege violations of the securities laws by the defendants and seeks unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. The Company has been unable to evaluate the merit of these claims.

    There are presently no other legal proceedings, threatened or pending, relating to Search which would, in the opinion of management, have a material impact on earnings or the financial condition of Search.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information required by this item is included in the Company's definitive Proxy Statement pursuant to Reg. 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 11.         EXECUTIVE COMPENSATION


         The information required by this item is included in the Company's definitive Proxy Statement pursuant to Reg. 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the Company's definitive Proxy Statement pursuant to Reg. 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is included in the Company's definitive Proxy Statement pursuant to Reg. 14A in connection with the Registrant's 1996 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K

(a)      Financial Statements and Schedules

         The financial statements listed in the Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included in schedules has been incorporated into the Notes to Consolidated Financial Statements.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by Search during the quarter ended September 30, 1995.

(c)      Exhibits


 Exhibit Number                  Description
 --------------                  -----------

 3.1 Restated Certificate of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Form S-1 Registration Statement of Search Capital Group, Inc. (File No. 33- 68524) (the "Search Registration Statement")).

 3.2 Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Search Registration Statement).

 4.1 Indenture dated as of October 1, 1991 between Automobile Credit Finance, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the 18% Automobile Contract Notes due December 31, 1994 of Automobile Credit Finance, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance, Inc. (File No. 33-41872)).

 4.2 Indenture dated as of August 1, 1992 between Automobile Credit Finance 1992-II, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the 15% Automobile Contract Notes due December 31, 1995 of Automobile Credit Finance 1992-II, Inc. (incorporated by reference from Exhibit 4.1 to Form S-1 Registration Statement of Automobile Credit Finance 1992-II, Inc. (File No. 33-48300)).

 4.3 Indenture dated as of December 1, 1992 between Automobile Credit Finance III, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the 15% Secured Notes due April 30, 1996 of Automobile Credit Finance III, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance III, Inc. (File No. 33-55070)).

 4.4 Indenture dated as of July 1, 1993 between Automobile Credit Finance IV, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the Secured Notes due December 31, 1996 of Automobile Credit Finance IV, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance IV, Inc. (File No. 33-62980)).

 4.5 Indenture dated as of February 1, 1994 between Automobile Credit Finance V, Inc., Texas Commerce Bank National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the Secured Notes due December 31, 1997 of Automobile Credit Finance V, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance V, Inc. (File No. 33-73768)).

 4.6 Indenture dated as of May 1, 1994 between Automobile Credit Finance VI, Inc., and Texas Commerce Bank National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the Secured Notes due June 30, 1998 of Automobile Credit Finance VI, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance VI, Inc. (File No. 33-77932)).

 4.7 Warrant to purchase 3,000,000 shares of common stock of Search Capital Group, Inc. dated as of November 30, 1995 (incorporated herein by reference from Exhibit 4.1 to the Form 8-K Current Report dated November 30, 1995).

 10.1 Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. (incorporated by reference from
                      Exhibit 10.27 to Search Capital Group, Inc.'s Annual Report on Form

 Exhibit Number                  Description
 --------------                  -----------
                      10-K for the year ended December 31, 1988 (the "1988 Annual Report")).

  10.2 Employee Stock Ownership Trust for Employees of Search Natural Resources, Inc. (incorporated by reference from Exhibit 10.28 to the 1988 Annual report).

 10.3 ESOP Stock Exchange Agreement dated as of June 30, 1993 between Search Capital Group, Inc., and the Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. and Trust (incorporated by reference from Exhibit 10.1 to Search Capital Group, Inc.'s Current Report on Form 8-K dated June 30, 1993 (the "1993 Form 8-K")).

 10.4 Amended and Restated Security Agreement dated effective as of June 30, 1993 between Search Capital Group, Inc. and the Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. and Trust (incorporated by reference to Exhibit 10.2 to the 1993 Form 8- K).

 10.5                 Amendment to Search Capital Group, Inc. Employee Stock
                      Ownership Plan.

 10.6 Form of Director's Warrant to purchase shares of Common Stock of Search Capital Group, Inc. (incorporated by reference from Exhibit 10.16 of Search Capital Group, Inc.'s Annual Report on Form 10-K for the nine-month transition period ended September 30, 1993)

 10.7 Form of Warrant for Officers and Employees to purchase shares of Common Stock of Search Capital Group, Inc. (incorporated by reference from Exhibit 10.17 of Search Capital Group, Inc.'s Annual Report on Form 10-K for the nine-month transition period ended September 30, 1993)

 10.8 1994 Employee Stock Option Plan of Search Capital Group, Inc. (incorporated by reference from Exhibit 10.18 of Search Capital Group, Inc. Annual Report on Form 10-K for the fiscal year ended September 31, 1994).

 10.9 Stock Purchase Agreement between Search Capital Group, Inc. and Louis Dorfman, Trustee of the SBM Trust.

 10.10 Funding Agreement dated November 30, 1995 among Search Capital Group, Inc., Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings, Inc., Newsearch, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.1 to the Form 8-K Current Report of Search Capital Group, Inc. dated November 30, 1995 (the 11/95 8-K")).

 10.11 Convertible Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $1,284,487.28. I(incorporated herein by reference from Exhibit 99.2 to the 11/95 8- to the 11/95 8-K).

 10.12 Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $715,512.72. (incorporated herein by reference from Exhibit 99.3 to the 11/95 8-K).

 10.13 Convertible Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $1,000,000.00. (incorporated herein by reference from Exhibit 99.4 to the 11/95 8-K).

 10.14 Newsearch Pledge Agreement dated as of November 30, 1995 between Newsearch, Inc. and

 Exhibit Number                  Description
 --------------                  -----------

                      Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.5 to the 11/95 8-K).

 10.15 Search Pledge Agreement dated as of November 30, 1995 between Search Capital Group, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.6 to the 11/95 8-K).

 10.16 ACHI Pledge Agreement dated as of November 30, 1995 between Automobile Credit Holdings, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.7 to the 11/95 8-K).

 10.17 Search Security Agreement dated as of November 30, 1995 between Search Capital Group, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.7 to the 11/95 8-K).

 10.18 SFC Security Agreement dated as of November 30, 1995 between Search Funding Corp. and Hall Financial Group, Inc. I(incorporated herein by reference from Exhibit
                      99.9 to the 11/95 8-K).

 10.19 ACAC Security Agreement dated as of November 30, 1995 between Automobile Credit Acceptance Corp. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.10 to the 11/95 8-K).

 10.20 Letter Agreement between Search and Alex. Brown & Sons, Inc. dated May 24, 1995.

 10.21 Employment Letter Agreement between George C. Evans and Search dated January 20, 1995

 10.22 Amendment to Employment Agreement of George C. Evans dated May 10, 1995.

 21.1                 List of Subsidiaries (incorporated by reference from
                      annual report on Form 10-K for the fiscal year ended
                      September 31, 1994).
 27                   Financial Data Schedule

(d)      Financial Statements Excluded by Rule 14a-3(b).

         None of the Registrant's financial statements are excluded from the annual report to shareholders by Rule 14a- 3(b).

(e)      Long-term Debt Instruments Excluded by Item 601 of Regulation S-K.

         Pursuant to Item 601(b)(4) of Regulation S-K, there have been excluded from the exhibits filed pursuant to this report instruments defining the rights of holders of long-term debt of the Company where the total amount of the securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                                        SEARCH CAPITAL GROUP, INC.


                                        By: /s/ GEORGE C. EVANS
                                            ------------------------------------
                                            George C. Evans, President and Chief
                                            Executive Officer.

Date:  January 12, 1996

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


SIGNATURE                             TITLE                                DATE
---------                             -----                                ----
/s/ George C. Evans
---------------------------------
George C. Evans                       Chairman of the Board, President,    January 12, 1996
                                      Chief Executive Officer, Chief
                                      Operating Officer and Director

/s/ Robert D. Idzi
---------------------------------
Robert D. Idzi                        Senior Vice President, Chief         January 12, 1996
                                      Financial Officer and Treasurer

/s/ Andrew D. Plagens
---------------------------------
Andrew D. Plagens                     Controller and Chief Accounting      January 12, 1996
                                      Officer

/s/ A. Brean Murray
---------------------------------
A. Brean Murray                       Director                             January 12, 1996

/s/ Richard F. Bonini
---------------------------------
Richard F. Bonini                     Director                             January 12, 1996

/s/ James F. Leary
---------------------------------
James F. Leary                        Director                             January 12, 1996

                                EXHIBIT INDEX

 Exhibit Number                  Description
 --------------                  -----------

 3.1 Restated Certificate of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Form S-1 Registration Statement of Search Capital Group, Inc. (File No. 33- 68524) (the "Search Registration Statement")).

 3.2 Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Search Registration Statement).

 4.1 Indenture dated as of October 1, 1991 between Automobile Credit Finance, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the 18% Automobile Contract Notes due December 31, 1994 of Automobile Credit Finance, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance, Inc. (File No. 33-41872)).

 4.2 Indenture dated as of August 1, 1992 between Automobile Credit Finance 1992-II, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the 15% Automobile Contract Notes due December 31, 1995 of Automobile Credit Finance 1992-II, Inc. (incorporated by reference from Exhibit 4.1 to Form S-1 Registration Statement of Automobile Credit Finance 1992-II, Inc. (File No. 33-48300)).

 4.3 Indenture dated as of December 1, 1992 between Automobile Credit Finance III, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the 15% Secured Notes due April 30, 1996 of Automobile Credit Finance III, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance III, Inc. (File No. 33-55070)).

 4.4 Indenture dated as of July 1, 1993 between Automobile Credit Finance IV, Inc., Ameritrust Texas National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the Secured Notes due December 31, 1996 of Automobile Credit Finance IV, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance IV, Inc. (File No. 33-62980)).

 4.5 Indenture dated as of February 1, 1994 between Automobile Credit Finance V, Inc., Texas Commerce Bank National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the Secured Notes due December 31, 1997 of Automobile Credit Finance V, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance V, Inc. (File No. 33-73768)).

 4.6 Indenture dated as of May 1, 1994 between Automobile Credit Finance VI, Inc., and Texas Commerce Bank National Association, as Trustee, and Automobile Credit Acceptance Corp. with respect to the Secured Notes due June 30, 1998 of Automobile Credit Finance VI, Inc. (incorporated by reference from Exhibit 4.1 to the Form S-1 Registration Statement of Automobile Credit Finance VI, Inc. (File No. 33-77932)).

 4.7 Warrant to purchase 3,000,000 shares of common stock of Search Capital Group, Inc. dated as of November 30, 1995 (incorporated herein by reference from Exhibit 4.1 to the Form 8-K Current Report dated November 30, 1995).

 10.1 Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. (incorporated by reference from
                      Exhibit 10.27 to Search Capital Group, Inc.'s Annual Report on Form

 Exhibit Number                  Description
 --------------                  -----------
                      10-K for the year ended December 31, 1988 (the "1988 Annual Report")).

  10.2 Employee Stock Ownership Trust for Employees of Search Natural Resources, Inc. (incorporated by reference from Exhibit 10.28 to the 1988 Annual report).

 10.3 ESOP Stock Exchange Agreement dated as of June 30, 1993 between Search Capital Group, Inc., and the Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. and Trust (incorporated by reference from Exhibit 10.1 to Search Capital Group, Inc.'s Current Report on Form 8-K dated June 30, 1993 (the "1993 Form 8-K")).

 10.4 Amended and Restated Security Agreement dated effective as of June 30, 1993 between Search Capital Group, Inc. and the Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. and Trust (incorporated by reference to Exhibit 10.2 to the 1993 Form 8- K).

 10.5                 Amendment to Search Capital Group, Inc. Employee Stock
                      Ownership Plan.

 10.6 Form of Director's Warrant to purchase shares of Common Stock of Search Capital Group, Inc. (incorporated by reference from Exhibit 10.16 of Search Capital Group, Inc.'s Annual Report on Form 10-K for the nine-month transition period ended September 30, 1993)

 10.7 Form of Warrant for Officers and Employees to purchase shares of Common Stock of Search Capital Group, Inc. (incorporated by reference from Exhibit 10.17 of Search Capital Group, Inc.'s Annual Report on Form 10-K for the nine-month transition period ended September 30, 1993)

 10.8 1994 Employee Stock Option Plan of Search Capital Group, Inc. (incorporated by reference from Exhibit 10.18 of Search Capital Group, Inc. Annual Report on Form 10-K for the fiscal year ended September 31, 1994).

 10.9 Stock Purchase Agreement between Search Capital Group, Inc. and Louis Dorfman, Trustee of the SBM Trust.

 10.10 Funding Agreement dated November 30, 1995 among Search Capital Group, Inc., Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings, Inc., Newsearch, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.1 to the Form 8-K Current Report of Search Capital Group, Inc. dated November 30, 1995 (the 11/95 8-K")).

 10.11 Convertible Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $1,284,487.28. I(incorporated herein by reference from Exhibit 99.2 to the 11/95 8- to the 11/95 8-K).

 10.12 Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $715,512.72. (incorporated herein by reference from Exhibit 99.3 to the 11/95 8-K).

 10.13 Convertible Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $1,000,000.00. (incorporated herein by reference from Exhibit 99.4 to the 11/95 8-K).

 10.14 Newsearch Pledge Agreement dated as of November 30, 1995 between Newsearch, Inc. and

 Exhibit Number                  Description
 --------------                  -----------

                      Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.5 to the 11/95 8-K).

 10.15 Search Pledge Agreement dated as of November 30, 1995 between Search Capital Group, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.6 to the 11/95 8-K).

 10.16 ACHI Pledge Agreement dated as of November 30, 1995 between Automobile Credit Holdings, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.7 to the 11/95 8-K).

 10.17 Search Security Agreement dated as of November 30, 1995 between Search Capital Group, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.7 to the 11/95 8-K).

 10.18 SFC Security Agreement dated as of November 30, 1995 between Search Funding Corp. and Hall Financial Group, Inc. I(incorporated herein by reference from Exhibit
                      99.9 to the 11/95 8-K).

 10.19 ACAC Security Agreement dated as of November 30, 1995 between Automobile Credit Acceptance Corp. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.10 to the 11/95 8-K).

 10.20 Letter Agreement between Search and Alex. Brown & Sons, Inc. dated May 24, 1995.

 10.21 Employment Letter Agreement between George C. Evans and Search dated January 20, 1995

 10.22 Amendment to Employment Agreement of George C. Evans dated May 10, 1995.

 21.1                 List of Subsidiaries (incorporated by reference from
                      annual report on Form 10-K for the fiscal year ended
                      September 31, 1994).
 27                   Financial Data Schedule