Form 10-K/A
period 1995-09-30
SEARCH CAPITAL GROUP INC
filed 1996-02-20
CIK 318672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                 FORM 10-K/A
                                AMENDMENT NO. 1

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

                             ----------------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


AS OF JANUARY 8, 1996, THERE WERE 8,696,141 OUTSTANDING SHARES (WITH AN AGGREGATE MARKET VALUE OF $9,783,159) OF REGISTRANT'S $.01 PAR VALUE COMMON STOCK, AND THE AGGREGATE MARKET VALUE OF SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $6,686,593 (BASED ON THE AVERAGE OF THE HIGH AND LOW SALE PRICE AND 5,943,638 SHARES HELD BY NON- AFFILIATES).

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


 Estimated Amounts to be
         Issued                Percentage of Secured Claims of Noteholders
--------------------------   -----------------------------------------------
                                25%                 50%               75%
                             ---------           ---------        ----------
Common Stock (1)             4,138,000           8,276,000        12,414,000
New Preferred Stock          3,758,000           7,516,000        11,274,000
Warrants                     5,000,000           5,000,000         5,000,000


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

    The Auto Note Management System (ANMS). Since its inception, the Company has pursued a strategy of developing in- house, receivable purchase and collection operating systems utilizing personal computer-based software and hardware. The Company's current ANMS and related systems are connected with outside databases, such as national credit bureaus, wholesale vehicle valuation guides, and major dealers. These systems contribute to the Company's ability to satisfy the Dealer Network's needs by enhancing the Company's ability to meet its targeted one-hour receivable processing commitment. In addition, the Company's ability to relationally cross-reference receivable collection statistics against vehicle, dealer, customer and geographic data enables the Company to monitor receivables and adjust purchasing activities and criteria according to such comparative statistics. The Company maintains a full-time staff of personnel who develop and maintain the ANMS.

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

    At September 30, 1995, the Company had an aggregate of 12,128 motor vehicle receivables in its portfolio with an aggregate total unpaid balance of $66,677,000, including $13,106,000 in unearned interest and $18,623,000 in credit loss allowance. In vehicles held for resale, the Company had a total of 599 vehicles having an estimated value of approximately $601,000. As of September 30, 1995, 586 of the total 12,128 receivables were bulk receivables and $1,712,000 of the total $66,677,000 represented unpaid installments on bulk receivables. The Company's average recorded investment in impaired loans was $14,737,000 and $10,724,000 for the fiscal years ended September 30, 1995 and 1994, respectively.

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

              MOTOR VEHICLE RECEIVABLES - AGING AND DELINQUENCIES

                                         As of September 30, 1995                       As of September 30, 1994
 (Dollars in thousands)         ----------------------------------------       -----------------------------------------
                                 Number of      Total (1)    % of Total        Number of      Total (1)     % of Total
                                  Active         Unpaid        Unpaid           Active          Unpaid        Unpaid
 Contractual Delinquency        Receivables   Installments  Installments       Receivables   Installments   Installments
 -----------------------        -----------   ------------  ------------       -----------   ------------   ------------
 Current to 60 days past due           9,805       $53,758        80.6%           14,726       $104,117         77.7%
 61-180 days past due(2)               1,696         9,182        13.8%            3,069         21,240         15.8%
 181+ days past due(2)                   627         3,737         5.6%            1,200          8,746          6.5%
 All Active Receivables               12,128       $66,677       100.0%           18,995       $134,103        100.0%

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

    Each Bankruptcy Subsidiary filed, on August 14, 1995, a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division seeking relief under Chapter 11 of the U.S. Bankruptcy Code ("Code") See discussion under "Subsidiary Bankruptcy Filings." The following table sets forth certain information regarding the Note indebtedness of each Bankrupt Subsidiary; these notes and related interest are prepetition and subject to compromise under the Plan of Reorganization.

                 DESCRIPTION OF NOTES OF BANKRUPT SUBSIDIARIES

                                                Original   Interest    Interest                   Sinking Fund   Private
                                    Offering   Principal    Accrual    Payment                    Commencement      or
            Entity Name            Completion  Amount ($)    Rate        Rate      Maturity           Date        Public
-------------------------------------------------------------------------------------------------------------------------
Automobile Credit Fund 91-III,      Jan. 1992   1,000,000     21%      15% (4)    3/31/95 (3)       3/31/94 (1)  Private
Inc. ("ACF 91-III")

Automobile Credit Finance, Inc.     May 1992    5,000,000     18%      15% (4)    12/31/94(3)      12/31/93 (1)  Public
("ACF")

Automobile Credit Partners, Inc.    May 1992    1,000,000     21%      15% (4)    4/30/95 (3)       4/30/94 (1)  Private
("ACP")

Automobile Credit Finance 1992-     Dec. 1992  10,000,000     15%      15% (4)      12/31/95       12/31/94 (1)  Public
II, Inc. ("ACF 92-II")

Automobile Credit Finance III,      July 1993  15,000,000     15%      15% (4)       4/30/96        4/30/95 (1)  Public
Inc. ("ACF III")

Automobile Credit Finance IV,       Dec. 1993  10,000,000     14%      14% (4)       12/31/96   9/30/95 (1) (2)  Public
Inc. ("ACF IV")

Automobile Credit Finance V, Inc.   Oct. 1994  19,872,000     12%      12% (4)       12/31/97   9/30/96 (1) (2)  Public
("ACF V")

Automobile Credit Finance VI,       Dec. 1994  10,675,000     12%      12% (4)        6/30/98   6/30/97 (1) (2)  Public
Inc. ("ACF VI")

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


                                  Bid Prices                     Ask Prices                       NASDAQ
                               ---------------                ----------------               ----------------
       Fiscal Years            High        Low                High         Low               High         Low
       ------------            ----        ---                ----         ---               ----         ---
 1994
 ----

    Oct. 1-Dec. 9, 1993        8.750       6.000             11.000       8.000
    Dec. 10-31, 1993                                                                          9.500       8.500
    Second Quarter                                                                           15.250       8.750
    Third Quarter                                                                            14.000       8.750
    Fourth Quarter                                                                            9.750       3.375

 1995
 ----
    First Quarter                                                                             3.625       1.000

    Second Quarter             2.125       1.125              2.375       1.375
    Third Quarter              1.875       0.813              2.250       1.063
    Fourth Quarter             2.000       1.000              2.250       1.188

 1996
 ----
     First Quarter             1.938       1.000              2.125       1.219

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

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below is a table of selected consolidated financial data for the fiscal years ended December 31, 1991, and 1992 and the nine month period ending September 30, 1993 and the fiscal year ended September 30, 1994 and 1995:

                                                                                         9 Months
                                                            Year Ended  Year Ended         Ended   Year Ended  Year Ended
       (In thousands, except per share data)                  9/30/95    9/30/94          9/30/93    12/31/92   12/31/91
                                                              -------    -------          -------    --------   --------
Statement of Operations Data:
   Interest revenue                                            $13,472     $14,054         $7,096     $2,739      $328
   Interest expense (1)                                         11,205       9,968          4,173      1,909       137
   Provision for credit losses (2)                               3,128      20,180              -          -         -
                                                            ------------------------------------------------------------
   Net interest income (loss) after provision for
     credit losses                                               (861)    (16,094)          2,923        830       191
   Operating and Other expenses                                 15,881       9,320          3,075      1,504       542
   Settlement expense                                            2,837         560              -          -         -
   Reorganization expense                                          315           -              -          -         -
   Other income                                                      -          24             24         34        13
                                                            ------------------------------------------------------------
   (Loss) from continuing operations                          (19,894)    (25,950)          (128)      (640)     (338)
   Discontinued oil and gas segment                                  -           -              -          -     (594)
                                                            ------------------------------------------------------------
   Net (loss)                                                 (19,894)    (25,950)          (128)      (640)     (932)
   Preferred stock dividends                                       240        240            263        206        128
                                                            ------------------------------------------------------------
   (Loss) available to common stockholders                   $(20,134)   $(26,190)        $(391)     $(846)   $(1,060)
                                                            ============================================================
   Loss per share of common stock from continuing
     operations                                                $(2.25)     $(2.33)        $(0.06)    $(0.22)   $(0.15)
   Net (loss) per share of common stock                        $(2.25)     $(2.33)        $(0.06)    $(0.22)   $(0.34)
   Weighted average number of common shares
     outstanding                                                 8,967      11,258          6,131      3,851     3,146

Operating Data:
   Number of active dealers at period end (4)                      125        206             126         68        14
   Number of receivables at period end                          12,128     18,995           6,991      2,962       366
   Number of receivables purchased during period                 5,328     18,377           6,331      3,452       399

      (In thousands)                                           9/30/95     9/30/94        9/30/93   12/31/92  12/31/91
                                                               -------     -------        -------   --------  --------

Balance Sheet Data (3):
   Contract receivables, net                                   $34,948     $61,823        $29,396    $11,009    $1,280
   Total assets                                                 49,922      75,126         44,223     19,912     2,826
   Notes payable (prepetition subject to compromise)            69,320           -              -          -         -
   Notes payable                                                     -      70,768         40,562     18,000     1,923
   Total liabilities                                            75,557      79,502         42,013     18,838     2,286
   Shareholders' equity (deficit)                             (25,635)     (4,376)          2,210      1,074       540

----------------------
(1) Includes amortization of offering expenses incurred in connection with Note offerings of $2,840,000, $2,158,000, $762,000, $306,000, and $30,000
    respectively.
(2) The provision for credit losses is first recorded in 1994 because of the adoption of SFAS 114. See the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Interest Income and Provision for Credit Losses."
(3) The Company sold substantially all of its oil and gas assets in exchange for the assumption by the purchaser of the related liabilities in December 1991. These assets and liabilities were therefore not included in the 1991 balance sheet.
(4) Active dealers are those dealers in the Dealer Network who sold receivables to the Company during the last 30 days of the period, 60 day for 1995.

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

Interest Income and Provision for Credit Losses



    Through the third quarter of fiscal 1994, the Company aggregated pools of loans and recorded interest revenue and allowance for credit losses for the pools based on AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans ("PB6"). Under PB6 no credit loss was recognized on a portfolio of loans unless the aggregate of the undiscounted expected future cash flows for that portfolio of loans was less than the carrying amount of the respective portfolio. (Each portfolio of loans held by each of the Fund Subsidiaries was considered a separate and distinct pool for treatment under PB 6.) Each of the Fund Subsidiaries aggregated its loan portfolio into a separate and distinct pool for collective evaluation under PB6.



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


    The Company reported its results by applying PB6 using a pooled methodology for fiscal years 1992 and 1993. Differing interpretations of PB 6 are that it permits the evaluation of impaired loans using either a pooled or a loan-by-loan methodology. The following table, containing estimates that the Company believes are reasonably accurate, compares on an unaudited basis how much the provision for credit losses would have been charged, net of the effect of increased income, if the Company had accounted for the impairment of loans under PB6 on a loan-by-loan basis versus the pooled methodology used by the Company. The amount shown for PB6 on a pooled methodology used by the Company for 1994 is the amount that the Company would have charged against the provision for credit losses and the reduction in interest income had the Company reported its results under that method for fiscal year 1994.



 (Dollars in thousands)                                                    For the Years Ending
                                                ----------------------------------------------------------------------------
 (Unaudited)                                    December 31, 1992   September 30, 1993    September 30, 1994      Cumulative
                                                ----------------------------------------------------------------------------
 PB6 on a net loan-by-loan basis                       $135                  $45                $5,668           $5,848
 PB6 on a pooled basis                                    -                    -                 5,259            5,259
                                                ----------------------------------------------------------------------------
 Increase (Decrease) in Credit Losses                  $135                  $45                  $409             $589
                                                ============================================================================



    Calculating the provision for credit losses under PB6 on a loan-by-loan basis and PB6 on a pooled basis would have resulted in a difference in earnings for those years due to the way that individual amounts are separated from pooled amounts.

    When PB6 is applied on a pooled basis the excess loan impairment reserve, arising when the net investment is greater than the amount probable of collection on individual loans, is netted against the excess unearned interest and discount of the other loans in the same pool of loans. If there are not adequate available unearned interest and discount balances in the pool of loans, the excess over those collective balances would be charged directly to the provision for credit losses.



    When PB6 is applied on a loan-by-loan basis, the excess loan impairment reserve, arising when the net investment is greater than the amounts probable of collection on individual loans, is charged directly to the provision for credit losses and is not netted against unearned interest and discount for other loans in the pool, thus resulting in a larger direct charge to the provision for credit losses than would arise on a pooled basis. In addition, when PB6 is applied on a loan-by-loan basis, the expected future cash collections on non-impaired loans is greater than the average expected future cash collections of the pool of loans. This excess of future cash collections results in an increased unearned discount for non-impaired loans, which is amortized to interest income on a prospective basis.



    Prior to adoption of SFAS 114, the Company, as more fully explained below, only recognized recorded credit losses when the aggregate of undiscounted expected future cash flows of a pool of loans did not exceed the carrying amount of the respective pool. In 1994 credit losses of $5,259,000, which represented the excess of the carrying amount of the respective pools over the undiscounted expected future cash flows of the respective pools would have been recorded notwithstanding the adoption of SFAS 114.



    In accordance with the adoption of SFAS 114 the portion of the increase in allowance for credit losses (applicable to the $14,921,000 recorded to reduce impaired loans to the fair value of their underlying collateral), some of which, if any, is attributable to prior years, was included in current operations of the year of adoption (fiscal 1994) and no cumulative effect is shown on the statement of operations. The Company is evaluating impairment of its contract receivables on a loan-by-loan basis.



The following table, containing unaudited PB6 estimates that the Company believes are reasonably accurate, compares the provision for credit losses and reduction in interest income under PB6 and under SFAS 114 for fiscal year 1994:



    (Dollars in thousands)                                              Year ended
                                                                    September 30, 1994
    Provision for Credit Losses                                                 $20,180

    PB6  :
    Interest Revenue Reduction                           4,413
    Provision for Credit Losses                            846                    5,259
                                                         -----                  -------
    Increases in Losses due to Adoption of SFAS 114                             $14,921
                                                                                =======




    Under SFAS 114, the impairment on a loan in excess of any existing reserve is charged to the provision for credit losses in the current period.
Therefore, when measuring the provision for credit losses, the primary difference is the prospective treatment of impairment under PB6 as compared to the current treatment under SFAS 114. SFAS 114 recognizes all of the impairment into the current period instead of adjusting the amortization of the remaining unearned interest and discount over the remaining life of the loan.



    Under PB6, when the total probable collections for a loan is greater than the net investment, any adjustment to the estimated undiscounted collections is recorded as a reduction to unearned interest and discount, with the remaining unearned interest and discount being amortized over the remaining life of the loan, reducing the future yield of the loan. Therefore, under PB6 credit losses are only recorded when the future expected yield of the loan portfolio has been reduced to zero and the net investment is greater than the undiscounted probable collection.



    Management elected early adoption of SFAS 114 in fiscal 1994 because the measurement of credit losses provided by this statement is considered preferable.



    During 1994, the Company expanded its business rapidly purchasing 18,377 contracts compared to 6,331 in 1993. The deterioration in contract performance in 1994 due to the increase in first payment default rates and lower repossession proceeds caused the need for a higher loss provision. Under PB6, some of the impairment would have reduced future interest income over the life of the remaining loans. Under SFAS 114, the loss was recognized during the last quarter of 1994 upon conversion to SFAS 114.


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

                                          9 Months Ended   Year Ended  Year Ended
                                              9/30/93       9/30/94     9/30/95
                                              -------       -------     -------
Weighted average stated interest rate          15.6%         14.7%       11.7%
Weighted average effective cost of             21.5%         20.2%       16.1%
borrowing

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



       Chart 1 - First Payment Defaults by Quarter Contracts were Booked.

                                    [CHART]

                Chart 2 - Number of Contracts Booked by Quarter.

                                    [CHART]

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

LIQUIDITY AND CAPITAL RESOURCES


Operating Activities



    During the twelve months ended September 30, 1995, the Company utilized cash of $10,741,000 in its operations as compared to cash of $1,991,000 generated from operations during the twelve months ended September 30, 1994. Although the net loss for 1995 decreased $6,056,000 from a net loss of $25,950,000 for 1994 to a net loss of $19,894,000 for 1995, a significant portion of the 1994 loss resulted from the provision for credit losses of $20,180,000, which is a non-cash charge against earnings, while only $3,128,000 was attributable to the provision for credit losses in 1995. Net interest income declined $582,000 while interest expense increased $1,237,000 over the prior year. General and administrative expenses increased from $9,320,000 to $15,881,000, while expense accruals decreased by $1,600,000. The increase in general and administrative expenditures is due to increased repossession, remarketing, and collection costs. The Company also incurred additional expense of $2,592,000 in 1995 related to settlement and reorganization charges.



    Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Fund Subsidiaries' Notes. Proceeds from each Fund Subsidiary's receivables are restricted to repayment of that Fund Subsidiary's Notes, the payment of certain allowed expenses, including servicing fees, and the purchase of additional receivables. Interest on the Fund Subsidiaries' Notes has not been paid since June 1995 due to the Bankruptcy Proceedings. During the Bankruptcy Proceedings, the Bankrupt Subsidiaries have continued to operate under an order from the Bankruptcy Court authorizing the use of cash-collateral for normal expenditures including servicing fees payable to ACAC. Upon Confirmation of the Joint Plan, the restricted cash balances of the Fund Subsidiaries, which approximated $15 million as of January 31, 1996, would be apportioned to Search and to the Noteholders Trust (based on ballots electing the Collateral Option), net of administrative expenses of the bankruptcy proceedings and $350,000 funding for the Litigation Trust.



    With respect to each Bankrupt Subsidiary, the Joint Plan of the Bankrupt Subsidiaries provides that if the Joint Plan is approved, the Noteholders that vote for the Joint Plan may elect one of two methods that deal with the collateral securing their Notes. The Search Equity Option generally allows the Noteholder to receive Search securities in exchange for the release of liens on collateral and transfer to Search of a proportionate share of the assets of the Bankrupt Subsidiaries. The Collateral Option allows the Noteholder to have a proportionate share of assets of the Bankrupt Subsidiaries transferred to a trust that will collect the remaining receivables and distribute the resulting cash to the Noteholders. Under this option, a servicer may continue collecting the receivables or the receivables may be sold. If ACAC is not selected as servicer, it will not receive servicing fees for the collection of the remaining receivables.



Financing Activities



    During the twelve months ended September 30, 1995, the Company utilized cash of $7,348,000 in its financing activities as compared to cash of $49,909,000 provided by financing activities during the twelve months ended September 30, 1994. In 1995, the Company raised only $1,779,000 through note offerings and repaid $2,429,000 on its line of credit and $5,077,000 on the notes payable. During 1994 the Company raised $34,693,000 through note offerings and lines of credit while paying back only $1,000,000. The Company also received net proceeds of $19,407,000 in 1994 from the sale of stock. There were no sales of stock in 1995.



    If a sufficient number of the Noteholders elect the Search Equity Option and the Joint Plan is confirmed by the Bankruptcy Court, the amount of unrestricted cash, contracts receivable and equity available to Search would be adequate to allow Search to continue operating as a going concern. If an insufficient number of the Noteholders elect the Search Equity Option or if the Joint Plan is not confirmed by the Bankruptcy Court, the lack of sufficient equity would reduce the availability of new financing and result in lower interest revenues to support Search's current level of operations. Consequently, operations would have to be reduced or, in the extreme, Search's ability to continue as a going concern would be jeopardized. Based upon voting through January 29, 1996 on the Joint Plan, Search believes that the Joint Plan will be confirmed on the March 1, 1996, the confirmation date set by the Bankruptcy Court, and that a sufficient number of Noteholders will elect the Search Equity Option to allow Search to continue operations as a going concern.



    Voting for the Joint Plan ended on January 29, 1996. In an affidavit submitted to the Bankruptcy Court, the tabulating agent provided a preliminary tabulation which indicated that approximately 71% of the Noteholders representing approximately 80% of the principal amount of the Notes outstanding had voted on the Joint Plan. Of the ballots received, 99% voted to accept the Joint Plan. Of the $55.5 million of Notes voted, $10.2 million, representing 18% of the Noteholders and 15% of the Notes outstanding, elected the Collateral Option. Under the terms of the Joint Plan, the remaining 82% of the Noteholders and 85% of the Notes outstanding would receive the Search Equity Option. Such a significant percentage receiving the Search Equity Option would provide Search with adequate cash, contracts receivable and equity to continue operations and to provide for future growth.



    As a condition precedent to confirmation of the Joint Plan, either a dismissal or approval by "final order" of the settlement agreement for the O'Shea shareholder class action litigation (the "Shareholder Class Action") had to be entered by the U.S. District Court. In February 1996, the U.S. District Court issued a "Preliminary Order Approving the Proposed Class Settlement".
The Court has preliminarily approved the settlement as "fair, reasonable, and adequate" and set a date, April 26, 1996, for a further hearing to determine whether the preliminary order should become final. Since the proponents of the Joint Plan did not wish to delay the confirmation of the Joint Plan until after April 26, 1996, they have amended the Joint Plan to replace the requirement for a final order approving the settlement with a requirement for a preliminary order approving the settlement. In the event that the Noteholders who have voted to accept the Joint Plan might wish to change their election of an Option under the Joint Plan, new ballots were sent in February 1996 to those Noteholders to give them an opportunity to change their election of a Plan Option. Additionally, second ballots have been sent to those Noteholders who did not vote by the January 29, 1996, deadline and to those Noteholders who voted but did not elect a Plan Option. While the ballots for the amendment and the second ballots will change the results of the preliminary tabulation, Search does not anticipate a significant change in the amount of cash, contracts receivable and equity that it will receive when the Joint Plan is finalized.



    A confirmation hearing for the Joint Plan is scheduled for March 1, 1996. The Joint Plan could be effective as early as March 12, 1996. While the date for filing written objections has passed without any objections being filed, if there are other significant objections to the Joint Plan, confirmation could be delayed beyond that date.



    Search obtained liquidity financing from HFG in November 1995. Repayment of the HFG financing is due on the earlier of February 27, 1996 or the effective date of the Joint Plan. The effective date of the Joint Plan will not occur before the maturity date of the HFG notes; however, the maturity date can be extended for an additional 60 days at the request of Search. It is not likely that further sources of liquidity financing will be available pending confirmation of the Joint Plan. Delays in confirmation of the Joint Plan or discontinuance or reduction of servicing and management fees currently allowed under interim cash-collateral orders granted by the Bankruptcy Court beyond the 60 day extension period of the HFG notes would have severe liquidity effects for Search. If the effective date of the Joint Plan is delayed beyond the 60 day extension period, Search would require further extension of the maturity date of the HFG notes and would require additional working capital financing to continue day-to-day operations and servicing of contract receivables.



    Upon confirmation of the Joint Plan, HFG has an option to purchase, in its sole discretion, Common Stock, New Preferred Stock and Warrants in Search for a price up to $4.4 million. The proceeds of any shares so purchased would be paid to Search. HFG also has the option to convert a portion of the financing that HFG provided Search in November 1995 into a maximum of 2.5 million shares of Common Stock of Search. Search has an option to repay up to $1 million of the HFG financing in Common Stock of Search. Any such conversion by HFG or Search would reduce Search's current notes payable liability to HFG.



Investing Activities



    During the twelve months ended September 30, 1995, the Company's investing activities provided cash of $17,592,000 as compared to cash of $51,586,000 used in investing activities during the twelve months ended September 30, 1994.
This change resulted primarily from reduced contract purchases of $63,294,000 plus increased collection proceeds of $13,740,000 less increased restricted cash balances of $7,935,000.

    Search has obtained tentative financing commitments for a warehouse line and a securitization line of credit subject to confirmation of the Joint Plan, due diligence to be performed by the lender and completion of definitive documentation. This financing would be utilized for the purchase of contract receivables after the confirmation of the Joint Plan. The financing as contemplated would be adequate to fund anticipated future operations of Search. If the Joint Plan is not confirmed or if the confirmation is delayed, the lender may decide to withdraw its commitment. Search may be unable to obtain alternative financing if the Joint Plan is not confirmed.


General

    The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy proceedings, and the reliance by Search on the cash flows derived from the Fund Subsidiaries, such realization of assets and liquidation of liabilities are subject to significant uncertainty.

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

Fund Subsidiary Activities

    Pertinent information regarding each Fund Subsidiary, as of and for the year ended September 30, 1995, is summarized below:

                                                  Private                                   Public (5)
                                             -----------------       ----------------------------------------------------------
            (All $ in thousands)             ACF 91-III    ACP       ACF      ACF 92-II  ACF-III   ACF-IV      ACF-V     ACF-VI
                                             ----------    ---       ---      ---------  -------   ------      -----     ------
Stated interest rate of debt:
  Due monthly                                      15%      15%        15%       15%       15%   3%/14%(4)       12%       12%
  Deferred until maturity                           6%       6%         3%         -         -           -         -         -
                                             -------------------   ------------------------------------------------------------
Total stated interest                              21%      21%        18%       15%       15%   3%/14%(4)       12%       12%
                                             ===================   ============================================================
Effective interest rate on debt (1)              28.5%    28.4%      25.7%     21.6%     20.4%       19.2%     16.0%     15.4%
                                             ===================   ============================================================

Balance Sheet as of September 30, 1995:
--------------------------------------
Unpaid installments                               $213     $177       $346    $4,033    $9,338      $9,790   $22,748   $12,667
Less unearned interest                            (71)     (59)      (118)   (1,417)   (2,479)     (1,653)   (3,731)   (2,278)
Less allowance for credit losses                  (95)     (79)      (158)   (1,891)   (3,310)     (2,206)   (4,980)   (3,042)
Loan origination costs, net of amortization          -        -          -         -        94          87       206       138
                                             -------------------   ------------------------------------------------------------
Net receivable                                     $47      $39        $70      $725    $3,643      $6,018   $14,243    $7,485
                                             ===================   ============================================================
Sinking fund cash                                  $67      $72       $142    $3,826         -           -         -         -
                                             ===================   ============================================================
Total assets (3)                                   $99      $95       $189    $4,698    $7,678      $6,518   $15,253    $8,449
                                             ===================   ============================================================
Notes payable, subject to compromise              $590     $610     $1,506   $10,000   $15,000     $10,000   $19,872   $10,675
                                             ===================   ============================================================
Maturity date                                  3/31/95  4/30/95   12/31/94  12/31/95   4/30/96    12/31/96  12/31/97   6/30/98

Average contract age in months

For the year ended September 30, 1995:
-------------------------------------
Interest income                                    $63      $53       $200    $1,263    $2,210      $1,473    $3,262    $1,999
Interest expense (1)                             (138)    (162)      (318)   (1,846)   (2,606)     (1,685)   (2,652)   (1,344)
Provision for credit losses                       (11)      (9)       (33)     (212)     (370)       (247)     (546)     (335)
Other expenses                                    (63)     (59)      (209)     (982)   (1,422)       (993)   (2,388)   (1,504)
                                             -------------------   ------------------------------------------------------------
Net (loss)                                      $(149)   $(177)     $(360)  $(1,777)  $(2,188)    $(1,452)  $(2,324)   $(1184)
                                             ===================   ============================================================
Stockholders' equity (capital deficit) at
  September 30, 1995                            $(544)   $(575)   $(1,810)  $(4,751)  $(7,135)    $(4,543)  $(5,887)  $(1,472)

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

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                   Page
                                                                                                   ----
 Consolidating Balance Sheets as of September 30, 1995 and 1994                                     F-4

 Consolidating Statements of Operations for the years ended September 30, 1995, 1994 and            F-5
 the nine months ended September 30, 1993

 Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit) for the                F-6
 period from January 1,  1993 through September 30, 1995

 Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and             F-7
 the nine months ended September 30, 1993.

 Notes to Consolidated Financial Statements                                                         F-8


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

[BDO LETTERHEAD]

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Search Capital Group, Inc.
Dallas, Texas

We have audited the accompanying consolidating balance sheets of Search Capital Group, Inc. and Subsidiaries (the Company) as of September 30, 1995 and 1994, and the related consolidating statements of operations and consolidated statements of changes in stockholders' equity (capital deficit), and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that Search Capital Group, Inc. and its Subsidiaries will continue as a going concern. As discussed in Notes 2 and 13 to the consolidated financial statements, the Fund Subsidiaries filed on August 14, 1995, a petition in the United States Bankruptcy Court for the Northern District of Texas seeking protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. Search, the parent company of the Fund Subsidiaries, did not seek the protection of the Bankruptcy Court; and contemporaneously filed with the Fund Subsidiaries, as co-proponents, the Joint Plan of Reorganization ("The Plan"). The Plan and related disclosure statement was approved by the United States Bankruptcy Court December 22, 1995. The Plan will now be submitted to the creditors for final acceptance and selection of available options, however the final outcome of the creditors' decision and confirmation of The Plan cannot presently be determined. These

[BDO LETTERHEAD]
uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 4 to the consolidated financial statements in 1994, the Company elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118, thus changing its method of accounting for loan impairments.

As discussed in Note 14 to the consolidated financial statements, the Company is a defendant in a class action complaint alleging federal securities law violations, The ultimate outcome of the litigation cannot be presently determined. Accordingly, no provision for any liability that may result from litigation or settlement has been made in the accompanying financial statements.

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


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP
Certified Public Accountants

January 6, 1994
Dallas, Texas

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          Consolidating Balance Sheets

     (All numbers in thousands)                  September 30, 1995                             September 30, 1994
                                    -------------------------------------------    --------------------------------------------
                                                 Fund Subsidiaries
                                      Search &    & Eliminations                     Search &
ASSETS                              Unrestricted   (Debtors-in-                    Unrestricted  Fund Subsidiaries
-----                               Subsidiaries    possession)    Consolidated    Subsidiaries    & Eliminations  Consolidated
                                    ------------     ----------    ------------    ------------    --------------  ------------
 Gross Contracts receivable              $7,365         $59,312        $66,677          $35,255           $98,848     $134,103
 Unearned interest                      (1,300)        (11,806)       (13,106)          (6,785)          (20,862)     (27,647)
                                    -------------------------------------------    --------------------------------------------
 Net Contracts Receivable                 6,065          47,506         53,571           28,470            77,986      106,456
 Allowance for credit losses            (2,862)        (15,761)       (18,623)         (12,803)          (31,830)     (44,633)
 Loan origination costs                     591           3,163          3,754              518             2,221        2,739
 Amortization of loan origination
    costs                                 (506)         (2,431)        (2,937)            (331)           (1,559)      (1,890)
                                    -------------------------------------------    --------------------------------------------
 Net contract receivables - after
   allowance for credit losses &
   other costs                            3,288          32,477         35,765           15,854            46,818       62,672
                                    -------------------------------------------    --------------------------------------------
 Cash and cash equivalents                  442               -            442              939                 -          939
 Restricted cash                              -           8,105          8,105                -             3,586        3,586
 Vehicles held for resale                    93             508            601              185               506          691
 Deferred note offering costs                42           9,011          9,053               42             8,813        8,855
 Accumulated amortization                  (41)         (5,950)        (5,991)             (39)           (3,112)      (3,151)
                                    -------------------------------------------    --------------------------------------------
 Deferred note offering cost, net             1           3,061          3,062                3             5,701        5,704
                                    -------------------------------------------    --------------------------------------------
 Property and equipment                   2,126               -          2,126            1,459                 -        1,459
 Accumulated depreciation                 (820)               -          (820)            (397)                 -        (397)
                                    -------------------------------------------    --------------------------------------------
 Property and equipment, net              1,306               -          1,306            1,062                 -        1,062
                                    -------------------------------------------    --------------------------------------------
 Inter-company balance                      646           (646)              -              752             (752)            -
 Other assets, net                          650             (9)            641              472                 -          472
                                    -------------------------------------------    --------------------------------------------
 Total assets                            $6,426         $43,496        $49,922          $19,267           $55,859      $75,126
                                    ===========================================    ============================================

 LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
 ------------------------------------------------------

 Liabilities Not Subject to Compromise
 -------------------------------------
 Lines of Credit                              $1,058        $   -      $  1,058           $3,487         $  -       $ 3,487
 Notes Payable                                     -            -             -                -       70,768        70,768
 Cash overdraft                                    -            -             -            1,218            -         1,218
 Accrued settlement                            2,912            -         2,912              560            -           560
 Accrued restructuring                           214            -           214                -            -             -
 Accounts payable and other                    1,804          247         2,051            1,864          122         1,986
 liabilities
 Accrued interest                                  2            -             2                5        1,478         1,483
                                        -----------------------------------------    -----------------------------------------
 Liabilities not subject to compromise         5,990          247         6,237            7,134       72,368        79,502
                                        -----------------------------------------    -----------------------------------------

 Liabilities Subject to Compromise
 ---------------------------------
 Prepetition notes payable and accrued
   interest - subject to compromise                -       69,320        69,320                -            -             -
                                        -----------------------------------------    -----------------------------------------

 Stockholders' Equity (Capital
 -----------------------------
 Deficit)
 --------
 Preferred stock - 12% senior
   convertible, $.01 par value,
   cumulative, 400,000 shares issued and
   outstanding (liquidation preference
   of $2,000,000 plus accrued dividends)           4            -             4                4            -             4
 Common stock $.01 par value,
   20,000,000 shares authorized,
   11,697,530 shares issued                      117            -           117              117            -           117
 Additional paid-in capital                   26,766            -        26,766           27,006            -        27,006
 Accumulated deficit                        (25,301)     (26,071)      (51,372)         (14,969)     (16,509)      (31,478)
 Treasury stock at cost, 3,026,389 and
   2,526,389 shares, respectively            (1,150)            -       (1,150)             (25)            -          (25)
                                        -----------------------------------------    -----------------------------------------
 Total stockholders' equity
   (capital deficit)                             436     (26,071)      (25,635)           12,133     (16,509)       (4,376)
                                        -----------------------------------------    -----------------------------------------
 Total liabilities and stockholders'
   equity (capital deficit)                   $6,426      $43,496       $49,922          $19,267      $55,859       $75,126
                                        =========================================    =========================================

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                     Consolidating Statements of Operations


                                             Year Ended September 30, 1995                       Year Ended September 30, 1994
                                     ---------------------------------------------    ----------------------------------------------
                                                         Fund
     (All dollars in thousands,                      Subsidiaries
      except per share amounts)        Search &     & Eliminations                      Search &           Fund
                                     Unrestricted    (Debtors-in-                     Unrestricted     Subsidiaries
                                     Subsidiaries     possession)     Consolidated    Subsidiaries    & Eliminations    Consolidated
                                     ---------------------------------------------    ----------------------------------------------
 Interest revenue                           $2,949           $10,523       $13,472           $2,921           $11,133        $14,054
 Interest expense                              252            10,953        11,205              237             9,731          9,968
                                     ---------------------------------------------    ----------------------------------------------
 Net interest income (loss)                  2,697             (430)         2,267            2,684             1,402          4,086

 Provision for credit losses                 1,365             1,763         3,128            4,757            15,423         20,180
                                     ---------------------------------------------    ----------------------------------------------
 Net interest income (loss) after
   provision for credit losses               1,332           (2,193)         (861)          (2,073)          (14,021)       (16,094)
                                     ---------------------------------------------    ----------------------------------------------

 General and administrative expense          8,513             7,368        15,881            5,996             3,324          9,320
 Settlement expense                          2,837                 -         2,837              560                 -            560
 Reorganization expense                        315                 -           315                -                 -              -
                                     ---------------------------------------------    ----------------------------------------------
 Operating and other expense                11,665             7,368        19,033            6,556             3,324          9,880

 Other Income                                    -                 -             -               24                 -             24
                                     ---------------------------------------------    ----------------------------------------------

 Net income (loss)                        (10,333)           (9,561)      (19,894)          (8,605)          (17,345)       (25,950)
                                     ---------------------------------------------    ----------------------------------------------

 Preferred stock dividends                   (240)                 -         (240)            (240)                 -          (240)
                                     ---------------------------------------------    ----------------------------------------------

 Net loss attributable to common
   stockholders                          $(10,573)          $(9,561)     $(20,134)         $(8,845)         $(17,345)      $(26,190)
                                     =============================================    ==============================================

 Net loss per share attributable
   to common shareholders                                                  $(2.25)                                           $(2.33)
                                                                      ============                                       ===========
 Weighted average number of
   common shares outstanding                                             8,967,000                                        11,258,000
                                                                      ============                                       ===========

                                             Nine Months Ended September 30, 1993
                                                        (See Note 1)
                                        -----------------------------------------------
     (All dollars in thousands,
      except per share amounts)            Search &           Fund
                                         Unrestricted     Subsidiaries
                                         Subsidiaries    & Eliminations    Consolidated
                                        -----------------------------------------------
 Interest revenue                                $433            $6,663          $7,096
 Interest expense                                 196             3,977           4,173
                                        -----------------------------------------------
 Net interest income (loss)                       237             2,686           2,923

 Provision for credit losses                        -                 -               -
                                        -----------------------------------------------
 Net interest income (loss) after
   provision for credit losses                    237             2,686           2,923
                                        -----------------------------------------------

 General and administrative expense             1,362             1,713           3,075
 Settlement expense                                 -                 -               -
 Reorganization expense                             -                 -               -
                                        -----------------------------------------------
 Operating and other expense                    1,362             1,713           3,075

 Other Income                                      24                 -              24
                                        -----------------------------------------------

 Net income (loss)                            (1,101)               973           (128)
                                        -----------------------------------------------

 Preferred stock dividends                      (263)                 -           (263)
                                        -----------------------------------------------

 Net loss attributable to common
   stockholders                              $(1,364)              $973          $(391)
                                        ===============================================

 Net loss per share attributable
   to common shareholders                                                       $(0.06)
                                                                           ============

 Weighted average number of
   common shares outstanding                                                  6,131,000
                                                                           ============



          See accompanying notes to consolidated financial statements.

                                     SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

  Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)

         For the period from January 1, 1993 through September 30, 1995


                                                    Preferred Stock        Common Stock            Treasury Stock
                                                   ----------------      ------------------      -------------------
                                                   Shares    Amount      Shares      Amount      Shares       Amount
                                                   --------------------------------------------------------------------
Balance, January 1, 1993 (See Note 1)              302,000    $3,000    6,983,664    $69,000    2,526,389     $(25,000)
 Issuance of preferred shares for cash              98,000     1,000            -          -            -             -
 Issuance of Common shares for cash                      -         -      300,000      4,000            -             -
 Issuance of common shares for minority                  -         -    4,397,006     44,000            -             -
 interest in subsidiary
 Class B preferred stock dividends ($0.22/share)         -         -            -          -            -             -
 Senior preferred stock dividends ($0.60/share)          -         -            -          -            -             -
   Net loss                                              -         -            -          -            -             -
                                                   --------------------------------------------------------------------
Balance, September 30, 1993                        400,000     4,000   11,680,670    117,000    2,526,389      (25,000)
 Conversion of ESOP to Equity                            -         -      485,000      5,000            -             -
                                                   --------------------------------------------------------------------
Balance, September 30, 1993 with ESOP              400,000     4,000   12,165,670    122,000    2,526,389      (25,000)
 Issuance of common shares for cash                      -         -    2,785,000     28,000            -             -
 ESOP Termination, net of expenses                       -         -    (306,152)    (3,000)            -             -
 Stock Cancellation                                      -         -  (2,946,988)   (30,000)            -             -
 Senior preferred stock dividends ($.60/share)           -         -            -          -            -             -
 Net loss                                                -         -            -          -            -             -
                                                   --------------------------------------------------------------------
Balance, September 30, 1994                        400,000     4,000   11,697,530    117,000    2,526,389      (25,000)
 Stock Purchase at May 5, 1995                           -         -            -          -      500,000   (1,125,000)
 Senior preferred stock dividends ($.60/share)           -         -            -          -            -             -
 Net loss                                                -         -            -          -            -             -
                                                   --------------------------------------------------------------------
Balance, September 30, 1995                        400,000    $4,000   11,697,530   $117,000    3,026,389  $(1,150,000)
                                                   ====================================================================
                                                       Additional                                         Total Equity/
                                                        Paid-In         ESOP Notes       Accumulated        (Capital
                                                        Capital         Receivable         Deficit          Deficit)
                                                       ----------------------------------------------------------------
Balance, January 1, 1993 (See Note 1)                   $6,312,000   $               -    $(5,400,000)         $959,000
 Issuance of preferred shares for cash                     407,000                   -               -          408,000
 Issuance of Common shares for cash                      1,121,000                   -               -        1,125,000
 Issuance of common shares for minority                   (44,000)                   -               -                -
 interest in subsidiary
 Class B preferred stock dividends ($0.22/share)          (87,000)                   -               -         (87,000)
 Senior preferred stock dividends ($0.60/share)          (176,000)                   -               -        (176,000)
   Net loss                                                      -                   -       (128,000)        (128,000)
                                                       ----------------------------------------------------------------
Balance, September 30, 1993                              7,533,000                         (5,528,000)        2,101,000
 Conversion of ESOP to Equity                            1,178,000         (1,073,000)               -          110,000
                                                       ----------------------------------------------------------------
Balance, September 30, 1993 with ESOP                    8,711,000         (1,073,000)     (5,528,000)        2,211,000
 Issuance of common shares for cash                     19,379,000                   -               -       19,407,000
 ESOP Termination, net of expenses                       (874,000)           1,073,000               -          196,000
 Stock Cancellation                                         30,000                   -               -                -
 Senior preferred stock dividends ($.60/share)           (240,000)                   -               -        (240,000)
 Net loss                                                        -                   -    (25,950,000)     (25,950,000)
                                                       ----------------------------------------------------------------
Balance, September 30, 1994                             27,006,000                   -    (31,478,000)      (4,376,000)
 Stock Purchase at May 5, 1995                                   -                   -               -      (1,125,000)
 Senior preferred stock dividends ($.60/share)           (240,000)                   -               -        (240,000)
 Net loss                                                        -                   -    (19,894,000)     (19,894,000)
                                                       ----------------------------------------------------------------

 Balance, September 30, 1995                           $26,766,000   $               -   $(51,372,000)    ($25,635,000)
                                                       ================================================================

Note - Certain subsidiaries, as discussed in Note 2, are debtors-in-possession.

         See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


          (All numbers in thousands)
                                                     Twelve Months          Twelve Months       Nine Months Ended
                                                    Ended September        Ended September         September 30,
                                                        30, 1995               30, 1994          1993 (See Note 1)
                                                    ---------------        ---------------      ------------------
OPERATING ACTIVITIES:
  Net loss                                                $(19,894)              $(25,950)                  $(128)
  Adjustments to reconcile net loss to cash
  used in operations:
    Provision for credit losses                               3,128                 20,180                       -
    Amortization of deferred offering costs                   2,840                  2,158                     762
    Amortization of loan origination costs                    1,047                  1,728                     162
    Depreciation and amortization                               384                    217                      76
  Changes in assets and liabilities:
    Decreases (increases) in other assets, net                 (86)                     60                    (85)
    Increases in accounts payable and accrued expense         1,840                  3,488                     640
                                                    ---------------        ---------------      ------------------
  Cash provided by (used in) operations                    (10,741)                  1,881                   1,427
                                                    ---------------        ---------------      ------------------

INVESTING ACTIVITIES:

  Purchase of contract receivables, including
    origination fees                                       (24,830)               (88,124)                (29,002)
  Principal payments on contract receivables
    including proceeds from sales of vehicles                47,652                 33,912                   9,598
  Purchases of property and equipment                         (711)                  (957)                    (75)
  (Increases) decreases in restricted cash                  (4,519)                  3,416                 (2,665)
  Increase in notes receivables                                   -                      -                     (2)
  Decrease in notes receivable, related party                     -                    167                       -
                                                    ---------------        ---------------      ------------------
  Cash provided by (used in) investing                       17,592               (51,586)                (22,146)
                                                    ---------------        ---------------      ------------------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit          (2,429)                  3,487                       -
  Notes payable proceeds                                      1,779                 31,206                  22,562
  Notes payable repayments - prepetition                    (5,077)                (1,000)                       -
  Capital lease (repayments) financing                         (58)                    308                       -
  Notes payable offering costs                                (198)                (3,455)                 (2,861)
  Proceeds from sale of preferred stock, net of                   -                      -                     408
  expenses
  Proceeds from sale of stock, net of expense                     -                 19,407                   1,125
  Purchase of  treasury stock                               (1,125)                      -                       -
  Change in ESOP Note Receivable                                  -                    196                     (4)
  Payment of dividends                                        (240)                  (240)                   (263)
                                                    ---------------        ---------------      ------------------
  Cash provided by (used in) financing activities           (7,348)                 49,909                  20,967
                                                    ---------------        ---------------      ------------------

CHANGE IN CASH AND CASH EQUIVALENTS:
  Change in cash and cash equivalents                         (497)                    204                     248
  Cash and cash equivalents - beginning                         939                    735                     487
                                                    ---------------        ---------------      ------------------
  Cash and cash equivalents - ending                           $442                   $939                    $735
                                                    ===============        ===============      ==================
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                     $9,272                 $7,426                  $2,931
                                                    ===============        ===============      ==================


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

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

   (CERTAIN SUBSIDIARIES, AS DISCUSSED IN NOTE 2, ARE DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General

    The accompanying consolidated financial statements include the accounts of Search Capital Group, Inc. and its subsidiaries ("Search") as follows:

                                                                                         Ownership
                                      Subsidiary                                         Percentage
                                      ----------                                         ----------
 Automobile Credit Holdings, Inc. ("ACHI")                                             100% (a,c)
 Automobile Credit Acceptance Corp. ("ACAC") (100% owned by ACHI)                      100% (a,c)
 Consumer Dealer Autocredit Corporation ("CDAC") (100% owned by ACHI)                  100%  (a,b,c)
 Eight Fund Subsidiaries and two previous Fund Subsidiaries - debtors-in-possession    100%
 Newsearch, Inc.                                                                       100% (b,c)
 Search Funding Corp. ("SFC")                                                          100% (c)
 Automobile Wholesaling, Inc.                                                          100% (b,c)
 Search Automobile Leasing Corporation                                                 100% (b,c)


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

    At September 30, 1995, contractual maturities of contracts receivables for Search and unrestricted subsidiaries were as follows:

                                          1996                 1997                1998                Total
                                       ----------           ----------            -------            ----------
 Future Payments Receivable            $5,763,000           $1,591,000            $11,000            $7,365,000
 Less Unearned Interest                 1,115,000              184,000              1,000             1,300,000
                                       ----------           ----------            -------            ----------
                                       $4,648,000           $1,407,000            $10,000            $6,065,000
                                       ==========           ==========            =======            ==========

    At September 30, 1995, contractual maturities of contracts receivable for Fund Subsidiaries were as follows:

                                          1996                 1997                1998                Total
                                       ----------           ----------            -------            ----------
 Future Payments Receivable            $36,905,000          $19,056,000          $3,351,000         $59,312,000
 Less Unearned Interest                  8,950,000            2,681,000             175,000          11,806,000
                                       -----------          -----------          ----------         -----------
                                       $27,955,000          $16,375,000          $3,176,000         $47,506,000
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

    The Joint Plan and Disclosure Statement describing the terms of the Joint Plan, Search, the Fund Subsidiaries, the terms of the New Preferred Stock and the rights of the Noteholders and other claimholders are subject to review and approval by the Court prior to being mailed to the Noteholders. On December 22, 1995, the Court approved the Joint Plan and Disclosure Statement for mailing to the Noteholders and other claimholders, together with ballots for registering their votes for acceptance or rejection of the Joint Plan. The Noteholders of each Fund Subsidiary will be entitled to vote for or against the Joint Plan, with respect to claims represented by their Notes, as a separate creditor class. The Disclosure Statement was mailed to Noteholders on December 29 and 30, 1995, the final date for receipt of ballots on the Plan is January 29, 1996.

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

    The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below on a consolidated basis:

                                                                As of September 30, 1995
                                           -------------------------------------------------------------------
 (Dollars in thousands)                     Number of           Total
                                              Active            Unpaid             Unearned            Net
                                           Receivables       Installments          Interest        Receivables
                                           -----------       ------------          --------        -----------
 Impaired contracts                              2,323            $12,919          $  1,644            $11,275
 Unimpaired contracts                            9,805             53,758            11,462             42,296
                                           -----------       ------------          --------        -----------
 Total                                          12,128            $66,677           $13,106            $53,571
                                           ===========       ============          ========
 Allowance for credit losses                                                                          (18,623)
                                                                                                   -----------
 Contract receivables, net of
   allowance for credit losses                                                                         $34,948
                                                                                                   ===========

                                                                As of September 30, 1994
                                           -------------------------------------------------------------------
 (Dollars in thousands)                     Number of            Total
                                              Active            Unpaid             Unearned            Net
                                           Receivables       Installments          Interest        Receivables
                                           -----------       ------------          --------        -----------
 Impaired contracts                              4,269          $  29,986          $  4,968          $  25,018
 Unimpaired contracts                           14,726            104,117            22,679             81,438
                                           -----------       ------------          --------        -----------
 Total                                          18,995           $134,103           $27,647           $106,456
                                           ===========       ============          ========

 Allowance for credit losses                                                                          (44,633)
 Contract receivables, net of                                                                      -----------
   allowance for credit losses                                                                       $  61,823
                                                                                                   ===========

   The change in the allowance for credit losses is summarized as follows on a consolidated basis:

 (Dollars in thousands)                                     September 30, 1995               September 30, 1994
                                                            ------------------               ------------------
 Balance, beginning of period                                          $44,633                          $4,656
 Allowance recorded upon acquisition of loans                            9,613                          37,727
 Increase in allowance for credit losses                                 3,169                          20,180
 Loans charged off against allowance                                  (38,792)                        (17,930)
                                                                      --------                        --------
 Balance, end of period                                                $18,623                         $44,633
                                                                      ========                        ========

    Through the use of its Auto Notes Management System, management is able to evaluate the loan impairment of the contracts receivable on a loan-by-loan basis.



    Prior to adoption of SFAS 114, the Company, as more fully explained below, only recognized recorded credit losses when the aggregate of undiscounted expected future cash flows of a pool of loans did not exceed the carrying amount of the respective pool. In 1994 credit losses of $5,259,000, which represented the excess of the carrying amount of the respective pools over the undiscounted expected future cash flows of the respective pools would have been recorded notwithstanding the adoption of SFAS 114.



    In accordance with the adoption of SFAS 114 the portion of the increase in allowance for credit losses (applicable to the $14,921,000 recorded to reduce impaired loans to the fair value of their underlying collateral) some of which, if any, is attributable to prior years, was included in current operations of the year of adoption (fiscal 1994) and no cumulative effect is shown on the statement of operations. The Company is evaluating impairment of its contract receivables on a loan-by-loan basis.



The following table, containing unaudited PB6 estimates that the Company believes are reasonably accurate, compares the provision for credit losses and reduction in interest income under PB6 and under SFAS 114 for fiscal year 1994:



                          (Dollars in thousands)                                 Year Ended
                                                                            September 30, 1994
 Provision for Credit Losses                                                           $20,180

 PB6  :

 Interest Revenue Reduction                                      4,413
 Provision for Credit Losses                                       846                   5,259
                                                               -------                --------
 Increases in Losses due to Adoption of SFAS 114
                                                                                       $14,921
                                                                                      ========



    Under SFAS 114, the impairment on a loan in excess of any existing reserve is charged to the provision for credit losses in the current period.
Therefore, when measuring the provision for credit losses, the primary difference is the prospective treatment of impairment under PB6 as compared to the current treatment under SFAS 114. SFAS 114 recognizes all of the impairment into the current period instead of adjusting the amortization of the remaining unearned interest and discount over the remaining life of the loan.



    Under PB6, when the total probable collections for a loan is greater than the net investment, any adjustment to the estimated undiscounted collections as a reduction to unearned interest and discount, with the remaining unearned interest and discount being amortized over the remaining life of the loan, reducing the future yield of the loan. Therefore, under PB6 credit losses are only recorded when the future expected yield of the loan portfolio has been reduced to zero and the net investment is greater than the undiscounted probable collection.



    Management early adopted SFAS 114 in fiscal 1994 because the measurement of credit losses provided by this statement is considered preferable.


    Most of Search's contracts receivable are due from individuals located in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. Search and the Trustee for the Fund Subsidiaries hold vehicle titles as collateral for all contracts receivable until such contracts are paid in full.

5.  PREPETITION NOTES PAYABLE AND ACCRUED INTEREST SUBJECT TO  COMPROMISE

    Notes payable of the Fund Subsidiaries are non-recourse to Search and its affiliated non-fund subsidiaries. Related terms and interest rates for the Fund Subsidiaries, all of which are in bankruptcy and default (See Note 4), consisted of the following:

                                                                      September 30, 1995          September 30, 1994
                                                                      ------------------          ------------------
 Notes payable by ACF 91-III, bearing interest at 21%, require monthly interest payments at 15% through March 31, 1995, at which time principal and the remaining deferred interest
 accrued at 6% was due - in default at maturity date.                          $590,000                  $1,000,000

 Notes payable by ACP, bearing interest at 21%, require
 monthly interest payments of 15% through  April 30, 1995 at which time principal and the remaining deferred interest
 accrued at 6% was due - in default at maturity date.                           610,000                   1,000,000


 Notes payable by ACF, bearing interest at 18%, require
 monthly interest payments at 15% through December 31, 1994, at which time principal and the remaining deferred interest
 accrued at 3% was due - in default at maturity date.                         1,506,000                   5,000,000

 Notes payable by ACF 92-II, bearing interest at 15% due
 monthly, require payment of principal in full on December 31,
 1995.                                                                       10,000,000                  10,000,000


 Notes payable by ACF III, bearing interest at 15% due
 monthly, require payment of principal in full on April 30,
 1996.                                                                       15,000,000                  15,000,000

 Notes payable by ACF IV, bearing interest at 3% until October
 15, 1993 and 14% thereafter due monthly, require payment of principal quarterly from September 30, 1995 to December 31,
 1996.                                                                       10,000,000                  10,000,000

 Notes payable by ACF V, bearing interest at 12% due monthly, require payment of principal quarterly from October 1, 1996
 to December 31, 1997.                                                       19,872,000                  19,872,000


 Notes payable by ACF VI, bearing interest at 12% due monthly, require payment of principal quarterly from July 1, 1997 to
 June 30, 1998.                                                              10,675,000                   8,896,000
                                                                      ---------------------------------------------
                                                                             68,253,000                  70,768,000
 Accrued Interest                                                             1,067,000                   1,478,000
                                                                      ---------------------------------------------
                                                                            $69,320,000                 $72,246,000
                                                                      =============================================

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


11. INCOME TAXES

    Search Capital Group, Inc. and Subsidiaries file a consolidated income tax return.

    The components of Search's net deferred tax asset as of September 30, 1995 and 1994 are as follows:

                                                       September 30, 1995        September 30, 1994
                                                       ------------------        ------------------
 Deferred tax asset:
-------------------------------------------------------
 Allowance for credit losses & inventory reserve                 $800,000               $1,500,000
 Net operating loss carryforwards                              15,400,000                8,900,000
 Other tax credit carry-forwards                                   90,000                   90,000
 Valuation allowance                                         (16,290,000)             (10,490,000)
                                                             ------------             ------------
 Total deferred tax asset                                              --                       --
                                                             ------------             ------------

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

         Operating lease commitments by Search are as follows:

                                                    Year Ending September 30,
                                  ----------------------------------------------------------
                                  1996              1997               1998             1999
                                  ----              ----               ----             ----
 Office leases                  $323,000           $323,000           $96,000         $18,000
 Car lot leases                   77,000                  -                 -               -
 Office equipment leases         104,000             69,000            24,000               -
                                --------           --------          --------         -------
 Total lease commitments        $504,000           $392,000          $120,000         $18,000
                                ========           ========          ========         =======

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

    In December 1993, Automobile Credit Acceptance Corp. ("ACAC"), a subsidiary of Search, was joined as a defendant in a pending civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc. v. Tim Clothier and Automobile Credit Acceptance Corporation, Cause No. 153-144940. The plaintiff in this action alleges the existence of a partnership between the plaintiff and another defendant and seeks damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by Autostar. In the petition, the plaintiff alleges that ACAC wrongfully assisted its co-defendant and tortiously interfered with the plaintiff's contracts and business and has claimed, as damages, $250,000. ACAC believes that these allegations are without merit because it did not interfere with the plaintiff's contracts and business and did not obtain in an improper manner any property belonging, at least in part, to Autostar. ACAC has filed a general denial and has pending a motion for partial summary judgment. Discovery in this case is ongoing and no opinion can be given as to the final outcome of the lawsuit.

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

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by Search during the quarter ended September 30, 1995.

(c) Exhibits

 Exhibit Number                               Description
---------------       ----------------------------------------------------------
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

 10.1 Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. (incorporated by reference from
                      Exhibit 10.27 to Search Capital Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 Annual Report")).

 10.2 Employee Stock Ownership Trust for Employees of Search Natural Resources, Inc. (incorporated by reference from
                      Exhibit 10.28 to the 1988 Annual report).

 10.3 ESOP Stock Exchange Agreement dated as of June 30, 1993 between Search Capital Group, Inc., and

 Exhibit Number                               Description
---------------       ----------------------------------------------------------
                      the Employee Stock Ownership Plan for Employees of Search
                      Natural Resources, Inc. and Trust (incorporated by reference from Exhibit 10.1 to Search Capital Group,
                      Inc.'s Current Report on Form 8-K dated June 30, 1993
                      (the "1993 Form 8-K")).

 10.4 Amended and Restated Security Agreement dated effective as of June 30, 1993 between Search Capital Group, Inc. and the Employee Stock Ownership Plan for Employees of Search Natural Resources, Inc. and Trust (incorporated by reference to Exhibit 10.2 to the 1993 Form 8-K).


 10.5 Amendment to Search Capital Group, Inc. Employee Stock Ownership Plan (incorporated by reference from Exhibit
                      10.5 to Search Capital Group, Inc.'s originally filed Annual Report on Form 10-K for the year ended September 30, 1995).


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


 10.9 Stock Purchase Agreement between Search Capital Group, Inc. and Louis Dorfman, Trustee of the SBM Trust (incorporated by reference from Exhibit 10.9 to Search Capital Group, Inc.'s originally filed Annual Report on Form 10-K for the year ended September 30, 1995).


 10.10 Funding Agreement dated November 30, 1995 among Search Capital Group, Inc., Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings, Inc., Newsearch, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.1 to the Form 8-K Current Report of Search Capital Group, Inc. dated November 30, 1995 (the 11/95 8-K")).


 10.11 Convertible Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $1,284,487.28 (incorporated herein by reference from Exhibit 99.2 to the 11/95 8- K).


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

 10.14 Newsearch Pledge Agreement dated as of November 30, 1995 between Newsearch, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.5 to the 11/95 8- K).

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

 Exhibit Number                               Description
---------------       ----------------------------------------------------------
 10.18                SFC Security Agreement dated as of November 30, 1995
                      between Search Funding Corp. and Hall Financial Group,
                      Inc. (incorporated herein by reference from Exhibit 99.9 to the 11/95 8- K).

 10.19 ACAC Security Agreement dated as of November 30, 1995 between Automobile Credit Acceptance Corp. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.10 to the 11/95 8-K).


 10.20 Letter Agreement between Search and Alex. Brown & Sons, Inc. dated May 24, 1995 (incorporated by reference from
                      Exhibit 10.20 to Search Capital Group, Inc.'s originally filed Annual Report on Form 10-K for the year ended September 30, 1995).



 10.21 Employment Letter Agreement between George C. Evans and Search dated January 20, 1995 (incorporated by reference from Exhibit 10.21 to Search Capital Group, Inc.'s originally filed Annual Report on Form 10-K for the year ended September 30, 1995).



 10.22 Amendment to Employment Agreement of George C. Evans dated May 10, 1995 (incorporated by reference from Exhibit 10.22 to Search Capital Group, Inc.'s originally filed Annual Report on Form 10-K for the year ended September 30, 1995).


 21.1 List of Subsidiaries (incorporated by reference from annual report on Form 10-K for the fiscal year ended September 31, 1994).

(d) Financial Statements Excluded by Rule 14a-3(b).

    None of the Registrant's financial statements are excluded from the annual report to shareholders by Rule 14a-3(b).

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



Date:  February 20, 1996



    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.



 SIGNATURE                             TITLE                                 DATE
 ---------                             -----                                 ----
 /s/ George C. Evans
 -----------------------------------
 George C. Evans                       Chairman of the Board, President,     February 20, 1996
                                       Chief Executive Officer, Chief
                                       Operating Officer and Director

 /s/ Robert D. Idzi
 -----------------------------------
 Robert D. Idzi                        Senior Vice President, Chief          February 20, 1996
                                       Financial Officer and Treasurer


 /s/ Andrew D. Plagens
 -----------------------------------
 Andrew D. Plagens                     Controller and Chief Accounting       February 20, 1996
                                       Officer

 /s/ A. Brean Murray
 -----------------------------------
 A. Brean Murray                       Director                              February 20, 1996

 /s/ Richard F. Bonini
 -----------------------------------
 Richard F. Bonini                     Director                              February 20, 1996


 /s/ Luther H. Hodges
 -----------------------------------
 Luther H. Hodges                      Director                              February 20, 1996

 /s/ James F. Leary
 -----------------------------------
 James F. Leary                        Director                              February 20, 1996

 /s/ William H. T. Bush
 -----------------------------------
 William H. T. Bush                    Director                              February 20, 1996