Form 10-Q
period 1995-12-31
SEARCH CAPITAL GROUP INC
filed 1996-02-21
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                         OF THE SECURITIES ACT OF 1934


   For the quarter ended:                       Commission File Number:
     December 31, 1995                                  0-9539
     -----------------                                  ------



                 S E A R C H  C A P I T A L  G R O U P, I N C.
                 ---------------------------------------------
             (Exact name of Registrant as specified in its charter)



        Delaware:                                         41-1356819:
        --------                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
 -----------------------------------------------------------------------------
                              Dallas, Texas  75201
                              --------------------
             (Address and zip code of principal executive offices)


                                  (214) 965-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


            Class
            -----                                 Number of Shares Outstanding:
   Common Stock, $.01 par value                         February 15, 1996
                                                             8,706,981

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS

                                                 December 31, 1995 (unaudited)                       September 30, 1995
                                         --------------------------------------------   -------------------------------------------

(all numbers in thousands)                                 Fund                                            Fund
                                                        Subsidiaries                                   Subsidiaries
                                          Search &      & Eliminations                    Search &     & Eliminations
                                         Unrestricted   "(Debtors in                    Unrestricted   "(Debtors in
                                         Subsidiaries   Possession)"     Consolidated   Subsidiaries   Possession)"    Consolidated
                                         --------------------------------------------   -------------------------------------------
ASSETS
------
Gross contract receivables                  $  3,609     $  44,966       $  48,575         $  7,365     $  59,312      $  66,677
Unearned interest                              (480)       (8,392)         (8,872)          (1,300)      (11,806)       (13,106)
                                         --------------------------------------------   -------------------------------------------
Net contract receivables                       3,129        36,574          39,703            6,065        47,506         53,571
Allowance for credit losses                  (1,434)      (13,540)        (14,974)          (2,862)      (15,761)       (18,623)
Loan origination costs                           591         3,337           3,928              591         3,163          3,754
Amortization of loan origination costs         (545)       (2,661)         (3,206)            (506)       (2,431)        (2,937)
                                         --------------------------------------------   -------------------------------------------
Net contract receivables after
    allowance for credit losses &
    loan origination costs                     1,741        23,710          25,451            3,288        32,477         35,765
                                         --------------------------------------------   -------------------------------------------
Cash and equivalents                             855             -             855              442             -            442
Restricted cash                                    -        12,573          12,573                -         8,105          8,105
Vehicles held for resale                         220         1,133           1,353               93           508            601


Deferred note offering costs                      42         9,011           9,053               42         9,011          9,053
Accumulated amortization                        (42)       (6,687)         (6,729)             (41)       (5,950)        (5,991)
                                         --------------------------------------------   -------------------------------------------
Deferred note offering cost, net                   -         2,324           2,324                1         3,061          3,062
                                         --------------------------------------------   -------------------------------------------

Property and equipment                         2,236             -           2,236            2,126             -          2,126
Accumulated depreciation                       (942)             -           (942)            (820)             -          (820)
                                         --------------------------------------------   -------------------------------------------
Property and equipment, net                    1,294             -           1,294            1,306             -          1,306
                                         --------------------------------------------   -------------------------------------------

Inter-company balance                            428         (428)               -              646         (646)              -
Other assets, net                                103             8             111              650           (9)            641
                                         --------------------------------------------   -------------------------------------------
Total assets                                $  4,641     $  39,320       $  43,961         $  6,426      $ 43,496      $  49,922
                                         ============================================   ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
------------------------------------------------------

 Liabilities  Not Subject to Compromise
 --------------------------------------

Lines of credit                             $  2,280     $       -        $  2,280         $  1,058    $        -      $   1,058

Accrued  settlement                            2,912             -           2,912            2,912             -          2,912
Accrued  restructuring                           260             -             260              214             -            214
Accounts payable and other liabilities         3,050           252           3,302            1,804           247          2,051
Accrued interest                                   1             -               1                2             -              2
                                         --------------------------------------------   -------------------------------------------
Liabilities not subject to compromise          8,503           252           8,755            5,990           247          6,237
                                         --------------------------------------------   -------------------------------------------
Liabilities  Subject to Compromise
----------------------------------

Prepetition notes  payable and accrued
interest - subject to compromise                   -        69,320          69,320                -        69,320         69,320
                                         --------------------------------------------   -------------------------------------------
SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
--------------------------------------
Preferred stock - 12% senior
    convertible $.01 par value,
    cumulative, 400,000 shares issued and
    outstanding, liquidation preference of
    $2,000,000 plus accrued dividends              4             -               4                4             -              4


Common stock, $.01 par value,
    20,000,000 shares authorized,
    11,773,370 shares issued                     117             -             117              117             -            117

Additional paid-in-capital                    26,776             -          26,776           26,766             -         26,766
Accumulated deficit                         (29,609)      (30,252)        (59,861)          (25,301      (26,071)       (51,372)
Treasury stock at cost 3,026,389
    shares                                   (1,150)             -         (1,150)          (1,150)             -        (1,150)
                                         --------------------------------------------   -------------------------------------------
Total shareholders' equity (capital
    deficit                                  (3,862)       $39,320         $43,961           $6,426       $43,496        $49,922
                                         --------------------------------------------   -------------------------------------------
Total Liabilities and Shareholders'
    Equity (Capital Deficit)                  $4,641       $39,320         $43,961           $6,426       $43,496        $49,922
                                         ============================================   ===========================================

                   See notes to condensed financial statement

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                           Three Months Ended                                  Three  Months Ended
                                     December 31, 1995 (unaudited)                        December 31, 1994 (unaudited)
                               -------------------------------------------      -----------------------------------------------
(all dollars in
thousands, except per
share amounts)                                    Fund                                              Fund
                                              Subsidiaries                                      Subsidiaries
                                 Search &     & Eliminations                     Search &      & Eliminations
                               Unrestricted   "Debtors in                       Unrestricted    "Debtors in
                               Subsidiaries   Possession"     Consolidated      Subsidiaries    Possession"       Consolidated
                               -------------------------------------------      -----------------------------------------------
Interest revenue                     $253        $2,336          $2,589             $1,283          $3,631             $4,914
Interest expense                       36           738             774                 83           3,271              3,354
                               -------------------------------------------      -----------------------------------------------
Net interest income                   217         1,598           1,815              1,200             360              1,560
Provision for credit losses           829         4,552           5,381              1,772           4,283              6,055
                               -------------------------------------------      -----------------------------------------------
Net interest loss after
    provision for credit losses     (612)       (2,954)         (3,566)              (572)         (3,923)            (4,495)
                               -------------------------------------------      -----------------------------------------------
General and                         3,291         1,227           4,518              2,442           1,365              3,807
administrative expense
Settlement expense                     94             -              94                  -               -                  -
Reorganization expense                250             -             250                  -               -                  -
                               -------------------------------------------      -----------------------------------------------
Operating and other expense         3,635         1,227           4,862              2,442           1,365              3,807
                               -------------------------------------------      -----------------------------------------------
Net loss                          (4,247)       (4,181)         (8,428)            (3,014)         (5,288)             (8,302)
                               -------------------------------------------      -----------------------------------------------
Preferred stock dividends            (60)             -            (60)               (60)               -                (60)
                               -------------------------------------------      -----------------------------------------------

Net loss attributable to
    common stockholders          $(4,307)      $(4,181)        $(8,488)           $(3,074)        $(5,288)           $(8,362)
                               ===========================================      ===============================================
Net loss per share
    attributable to common
    shareholders                                            $    (0.98)                                           $    (0.90)
                                                            ==============                                        =============
Weighted average number of
    common shares outstanding                                  8,685,000                                             9,296,000
                                                            ==============                                        =============



                  See notes to condensed financial statements

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ending                         Three Months Ending
                                                            December 31, 1995 (unaudited)             December 31, 1994 (unaudited)
                                                            -----------------------------             -----------------------------
        (all numbers in thousands)
OPERATING ACTIVITIES:
Net loss                                                                    $(8,428)                                   $(8,302)
Adjustments to reconcile net loss to cash used in
    operations:
    Provision for credit losses                                               5,381                                      6.055
    Amortization of deferred offering costs                                     738                                        757
    Amortization  of loan  origination costs                                    269                                        198
    Depreciation and amortization                                               122                                         71
Changes is assets and liabilities:
    Increases (decreases) in accounts payable and
    accrued expense                                                           1,305                                       (622)
    Increases (decreases) in other assets, net                                  529                                         53
                                                                -------------------                       --------------------
Cash  provided by (used) in operations                                          (84)                                    (1,790)
                                                                -------------------                       --------------------

INVESTING ACTIVITIES:
Purchase of contract receivables, including
    origination fees                                                         (2,934)                                    (6,162)
Principal payments on contract receivables
    including proceeds from sales of vehicles                                 6,846                                      9,737
Purchases of property and equipment                                            (110)                                      (181)
(Increases) decreases in restricted cash                                     (4,469)                                      (350)
                                                                -------------------                        -------------------
Cash provided by (used in) investing                                           (667)                                     3,044
                                                                -------------------                        -------------------
FINANCING ACTIVITIES:
Net borrowings (repayments)  under line of credit                             1,222                                       (402)
Notes payable proceeds                                                            -                                      1,779
Notes payable repayments - prepetition                                            -                                     (2,769)
Capital lease (repayments) financing                                             (8)                                         -
Notes payable  offering costs                                                     -                                       (198)
Proceeds from sale of stock, net of  expense                                     10
Payment of dividends                                                            (60)                                       (60)
                                                                -------------------                        -------------------
    Cash provided by (used in) financing activities                           1,164                                     (1,650)
                                                                -------------------                        -------------------
Change in cash and cash equivalents                                             413                                       (396)
Cash and cash equivalents - beginning                                           442                                        939
                                                                -------------------                        -------------------
Cash and cash equivalents - ending                                          $   885                                    $   543
                                                                ===================                        ===================
SUPPLEMENTAL INFORMATION

    Cash paid for interest                                                      $36                                     $2,975
                                                                ===================                        ===================

NOTE: Certain Subsidiaries, as discussed in Note 2, are debtors-in-possession.

                  See notes to condensed financial statements

                           SEARCH CAPITAL GROUP, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.      GENERAL INFORMATION

        The information presented herein includes normal recurring adjustments that Search Capital Group, Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") believes are necessary for fair presentation of its financial position and results of operation. During the three months ended December 31, 1995, the Company recorded $344,000 in adjustments related to the closure of it retail lots and reorganization of Fund Subsidiaries. These adjustments are of a nonrecurring nature. Substantially all of the disclosures required for annual financial reports have been omitted. The interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995. The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. See "Principal Business."

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

        The accompanying consolidated financial statements include the accounts of Search Capital Group, Inc. and its subsidiaries ("Search") as follows:

                                                                                             Ownership
                                            Subsidiary                                       Percentage
                                            ----------                                       ----------
         Automobile Credit Holdings, Inc. ("ACHI")                                          100% (a, c)
         Automobile Credit Acceptance Corp. ("ACAC") (100% owned by ACHI)                   100% (a, c)
         Consumer Dealer Autocredit Corporation ("CDAC") (100% owned by ACHI)               100% (a, b,c)
         Eight Fund Subsidiaries and two previous Fund Subsidiaries - debtors-in-
                 possession                                                                 100%
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

2.      SUBSIDIARY BANKRUPTCY FILINGS

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

3.      CONTRACTS RECEIVABLE, ALLOWANCE FOR CREDIT LOSSES AND INTEREST INCOME

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

        The Company records contract purchases at cost. Contractual finance charges are recorded as unearned interest and amortized to interest income
using the interest method.   Amortization of interest income ceases upon
impairment. An initial allowance for credit losses is recorded at the acquisition of a note receivable equal to the unearned discount, the difference between the amount financed and the acquisition cost.

        The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below for Search and Unrestricted Subsidiaries:

                                                                 As of December 31, 1995
                                          --------------------------------------------------------------------
                                           Number of            Total
                                             Active             Unpaid            Unearned             Net
                                          Receivables        Installments         Interest         Receivables
                                          -----------        ------------         --------         -----------
 Impaired contracts                               150       $    546,000       $    80,000        $   466,000
 Unimpaired contracts                             859          3,063,000           400,000          2,663,000
                                                -----       ------------       -----------        -----------
 Total                                          1,009       $  3,609,000       $   480,000        $ 3,129,000
                                                =====       ============       ===========
 Allowance for credit losses                                                                         1,434,000
 Contract receivables, net of                                                                      -----------
     allowance for credit losses                                                                   $ 1,695,000
                                                                                                   ===========

                                                                As of September 30, 1995
                                          --------------------------------------------------------------------
                                           Number of            Total
                                             Active            Unpaid             Unearned             Net
                                          Receivables       Installments          Interest         Receivables
                                          -----------       -------------         --------         -----------
 Impaired contracts                               562       $  2,658,000       $   658,000        $ 2,000,000
 Unimpaired contracts                           1,116          4,707,000           642,000          4,065,000
                                                -----       ------------       -----------        -----------
 Total                                          1,678       $  7,365,000       $ 1,300,000        $ 6,065,000
                                                =====       ============       ===========
 Allowance for credit losses                                                                         2,862,000
 Contract receivables, net of                                                                      -----------
     allowance for credit losses                                                                   $ 3,203,000
                                                                                                   ===========

        The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below for Fund
Subsidiaries:

                                                                 As of December 31, 1995
                                          --------------------------------------------------------------------
                                           Number of            Total
                                             Active             Unpaid            Unearned             Net
                                          Receivables        Installments         Interest         Receivables
                                          -----------        ------------         --------         -----------
 Impaired contracts                               707        $  3,665,000       $   672,000       $  2,993,000
 Unimpaired contracts                           7,714          41,301,000         7,720,000         33,581,000
                                                -----        ------------       -----------       ------------
 Total                                          8,421        $ 44,966,000       $ 8,392,000       $ 36,574.000
                                                =====        ============       ===========
 Allowance for credit losses                                                                        13,540,000
                                                                                                  ------------
 Contract receivables, net of
     allowance for credit losses                                                                  $ 23,034,000
                                                                                                  ============

                                                                 As of September 30, 1995

                                           Number of            Total
                                             Active            Unpaid             Unearned              Net
                                          Receivables       Installments          Interest          Receivables
                                          -----------       -------------         --------          -----------
 Impaired contracts                              1,761        $10,165,000       $  2,744,000       $  7,421,000
 Unimpaired contracts                            8,689         49,147,000          9,062,000         40,085,000
                                                 -----        -----------       ------------       ------------
 Total                                          10,450        $59,312,000       $ 11,806,000       $ 47,506,000
                                                ======        ===========       ============
 Allowance for credit losses                                                                         15,761,000
 Contract receivables, net of                                                                      ------------
     allowance for credit losses                                                                   $ 31,745,000
                                                                                                   ============

        At December 31, 1995, contractual maturities of contracts receivables for Search and unrestricted subsidiaries were as follows:


                                    1996                1997               1998            Total
Future Payments Receivable       $3,071,000           $534,000            $4,000        $3,609,000
Less Unearned Interest              429,000             51,000                 0           480,000
                                 ----------           --------            ------        ----------
                                 $2,642,000           $483,000            $4,000        $3,129,000
                                 ==========           ========            ======        ==========

        At December 31, 1995, contractual maturities of contracts receivable for Fund Subsidiaries were as follows:

                                   1996               1997               1998             Total
Future Payments Receivable      $28,522,000        $13,853,000        $2,591,000       $44,966,000
Less Unearned Interest            6,386,000          1,877,000           129,000         8,392,000
                                -----------        -----------        ----------       -----------
                                $22,136,000        $11,976,000        $2,462,000       $36,574,000
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

        Management has determined that the net cash flow from the Fund Subsidiaries will not be sufficient to fully retire the related Fund Subsidiaries notes payable as discussed in Note 2, and as part of the Plan of Reorganization discussed above, the Fund Subsidiaries filed for protection under Chapter 11.

        The change in the allowance for credit losses is summarized as follows;

                                                          Search and
                                                         Unrestricted
                                                         Subsidiaries          Fund Subsidiaries           Total
                                                         ------------          -----------------           -----
Balance, at September 30, 1995                           $  2,862,000            $  15,761,000         $  18,623,000
Allowance recorded upon acquisition of loans                   24,000                1,489,000             1,513,000
Increase in allowance for credit losses                       829,000                4,552,000             5,381,000
Loans charged off against allowance                        (2,281,000)              (8,262,000)          (10,543,000)
                                                         ------------            -------------         -------------
Balance, at December 31, 1995                            $  1,434,000            $  13,540,000         $  14,974,000
                                                         ============            =============         =============


        Most of Search's contracts receivable are due from individuals in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. Search and the Trustee for the Fund Subsidiaries hold vehicle titles as collateral for all contracts receivable until such contracts are paid in full.

4.      PREPETITION NOTES PAYABLE AND ACCRUED INTEREST SUBJECT TO COMPROMISE

        Notes payable of the Fund Subsidiaries are non-recourse to Search and its affiliated non-fund subsidiaries. Related terms and interest rates for the Fund Subsidiaries, all of which are in bankruptcy and default (See Note 2), consisted of the following:

                                                                             December 31, 1995
                                                                             -----------------
 Notes payable by ACF 91-III, bearing interest at 21%, require monthly interest payments at 15% through March 31, 1995, at which time
 principal and the remaining deferred interest accrued at 6% was due -         $   590,000
 in default at maturity date.

 Notes payable by ACP, bearing interest at 21%, require monthly interest payments of 15% through  April 30, 1995 at which time
 principal and the remaining deferred interest accrued at 6% was due -             610,000
 in default at maturity date.


 Notes payable by ACF, bearing interest at 18%, require monthly interest payments at 15% through December 31, 1994, at which time
 principal and the remaining deferred interest accrued at 3% was due -           1,506,000
 in default at maturity date.

 Notes payable by ACF 92-II, bearing interest at 15% due monthly,
 require payment of principal in full on December 31, 1995.                     10,000,000


 Notes payable by ACF III, bearing interest at 15% due monthly, require
 payment of principal in full on April 30, 1996.                                15,000,000

 Notes payable by ACF IV, bearing interest at 3% until October 15, 1993 and 14% thereafter due monthly, require payment of principal quarterly
 from September 30, 1995 to December 31, 1996.                                  10,000,000

 Notes payable by ACF V, bearing interest at 12% due monthly, require
 payment of principal quarterly from October 1, 1996 to December 31,            19,872,000
 1997.


 Notes payable by ACF VI, bearing interest at 12% due monthly, require
 payment of principal quarterly from July 1, 1997 to June 30, 1998.             10,675,000
                                                                               -----------
                                                                                68,253,000
 Accrued Interest                                                                1,067,000
                                                                               -----------
                                                                               $69,320,000
                                                                               ===========

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

        On the December 31, 1994 maturity date for ACF there was $3,175,000 in the ACF sinking fund to be applied to obligations of $5,406,000. ACF's insufficient cash balance constituted a default under its indenture agreement with Search and Texas Commerce Bank National Association ("Trustee"). As of December 31, 1995, ACF has $128,000 in remaining principal and interest on receivables.

        On the March 31, 1995 maturity date for ACF 91-III, there was $538,000 in cash to be applied to obligations of $1,195,000. ACF 91-III's insufficient cash balance constituted a default under its indenture agreement with the Trustee. As of December 31, 1995, ACF 91-III has $96,000 in remaining principal and interest on contract receivables.

        On April 30, 1995 maturity date for ACP, there was $525,000 in cash to be applied to obligations of $1,180,000. ACP's insufficient cash balance constituted a default under its indenture agreement with the Trustee. At December 31, 1995, ACP has $103,000 in remaining principal and interest on contracts receivable.

        On December 31, 1995 maturing date for ACF 92 - II, there was $4,502,000 in cash to be applied to obligations of $10,000,000. ACP 1992-II's insufficient cash balance constituted a default under its indenture agreement with Search and Texas Commerce Bank National Association ("Trustee"). As of December 31, 1995, ACF 92-II had $2,381,000 in remaining principal and interest on contracts receivable.

        The filing of bankruptcy created a default in each Fund subsidiary not currently in default at August 14, 1995. The U.S. Bankruptcy Court has granted the continued use of cash collateral. Under the cash collateral motions, the Fund subsidiaries continue to pay service and management fee revenue to Search. Servicing and management fee revenue for Search was $715,000, and $741,000 for the three months ended December 31, 1995 and 1994, respectively, and is included as a reduction of general administrative expenses in the accounts of Search.

        As of December 22, 1995, the consensual joint plan of reorganization was approved by the U.S. Bankruptcy Court for distribution to noteholders. Confirmation of the joint plan will be sought from the court after tallying of the noteholders votes. (See note 2 for further discussion of the Joint Plan of Reorganization).


5.      LINES OF CREDIT

        On June 17, 1994, SFC entered into an agreement for a line of credit with General Electric Capital Corporation ("GECC"). The line of credit initially had a maximum borrowing commitment of $20,000,000 and was limited to a percentage of eligible contracts held by SFC. The line of credit is secured by all SFC assets and is guaranteed by Search.

        In January 1995, SFC signed an agreement with GECC to revise the existing restrictive covenants and to eliminate any future advances under the line of credit. On March 22, 1995, GECC advised Search that it and SFC were in default of various provisions of the original loan agreement and the January 1995 agreement. As a result of these defaults, GECC declared the outstanding balance, as of that date, due and payable. Search, SFC and GECC established a pay-out plan which requires a minimum payment of $500,000 per quarter. SFC is required to remit cash receipts of all pledged contracts to GECC until the line of credit is repaid. As of December 31, 1995, the line had a balance of $580,000. Interest is accrued daily at the average of the one month London Interbank Offered Rates ("LIBOR") for the preceding month plus 5.1% (10.98% at December 31, 1995). SFC recorded $22,000 interest expense to GECC during the three months ended December 31, 1995.

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

        The loan is comprised of three notes. Note I is in the amount of $1,284,487. Note II is in the amount of $715,513. Note III is in the amount of $1,000,000. Notes I and II bear interest at the rate of 12% and mature on the earlier of the Effective Date or 90 days after their execution unless extended for 60 days by Search in which case the interest rate increased to 14%. Note III bears interest at the rate of 6% and matures in one year. Note I has been fully funded, Note II will only be funded if necessary to payoff the GECC Line of Credit, and Note III has been fully funded. Notes I and III are convertible into Search Common Stock up to a total of 2,500,000 shares including any shares converted in payment of Note III. Note III can be repaid entirely with Search Common Stock. Search and its non-fund subsidiaries recorded $14,000 in interest expense to HFG in the three months ended December 31, 1995.

        As of December 31, 1995, the Notes are secured by approximately $3,600,000 in auto receivables owned by Search and Search Funding Corp., 2,250,000 shares of Search Common Stock currently held as treasury stock, and 100% of the stock of Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings, Inc., and Newsearch, Inc. HFG is entitled to elect one director to Search's board upon conversion of Note III and one additional director upon purchase of $1,000,000 in Net Present Value of Notes under the plan funding commitment.

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

    During 1995, the Company tightened its purchasing procedures and the application of the criteria beyond that required by the indentures.
For example, the Company has commenced to adjust the purchase prices offered to dealers for receivables based on the perceived credit risk of the obligor and the wholesale vehicle value, to verify directly with obligors customer purchase satisfaction, downpayment amounts and credit information, to monitor through the ANMS receivable transactions from dealers whose receivables have historically lower collection rates and to reject receivables from known credit abusers. In addition, the Company commenced more strictly to apply the foregoing credit criteria. The Company intends to maintain the same level of underwriting criteria related to its current operations until confirmation of joint plan of reorganization.

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

The tightened purchasing criteria coupled with decreases in funds available for reinvestment in contracts caused the volume of contracts purchased to decrease. The Company ceased additional securitization activities during the first fiscal quarter of 1995. As of December 31, 1995, only ACF V and ACF VI were purchasing additional contracts from excess cash flow.

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

Total contract collections over the life of a group of loans are primarily dependent on repossession rates, number of payments received prior to repossession and repossession proceeds. While eventual repossession rates can only be forecast during the life of a group of contracts, the percentage of contracts that have not made their first payment ("first payment defaults"), is a good indication of the quality of receivable purchased within a specific period. The individual contracts purchased and related first payment default rates are shown below:

          Period                         Contract Quantity         First Payment
                                                                    Default Rate
Year Ended December 31, 1991                           331                  2.4%
Year Ended December 31, 1992                         3,170                  7.0%
Quarter Ended March 31, 1993                         1,945                  6.8%
Quarter Ended June 30, 1993                          1,728                  5.9%
Quarter Ended  September 30, 1993                    2,474                  9.0%
Quarter Ended December 31, 1993                      3,361                 11.7%
Quarter Ended March 31, 1994                         4,884                  9.1%
Quarter Ended June 30, 1994                          4,604                 11.3%
Quarter Ended September 30, 1994                     4,122                 12.5%
Quarter Ended December 31, 1994                      1,334                  9.3%
Quarter Ended March 31, 1995                         1,083                  5.0%
Quarter Ended June 30, 1995                          1,491                  3.0%
Quarter Ended September 30, 1995                     1,235                  3.2%
Quarter Ended December 31, 1995                        764                  4.1%

    The first payment default rates suggests that when contract purchasing volume increased in 1994, the quality of the contracts being purchased may have deteriorated. After analysis of these contracts, the Company realized that the high number of first payment defaults were due, in part, to (i) Dealers overstating to the Company the amount of the downpayment made by obligors on the receivable and (ii) Dealers overstating the value of the automobile securing the receivable. Obligors, because they had little downpayment invested in the automobile or because they felt they had paid too high a price for the automobile, were willing to allow the automobile to be repossessed rather begin making payments. After year end September 1994, the Company was able to reduce first payment defaults by being more selective in the contracts purchased and initiating personal interviews in order to verify amount of downpayments.

Comparison of Three Month Periods Ended December 31, 1995, and 1994

        During the three months ended December 31, 1995, the Company purchased 764 contracts at a cost of $3,418,000 or $4,474 per contract compared to $6,162,000 or $4,619 per contract in the same period of 1994. The Company purchased no bulks contracts in either three month period.

        During the three months ended December 31, 1995, the Company recorded interest revenue of $2,589,000 compared to $4,914,000 for the same period in 1994. The 47% decrease in interest revenue is due to a decrease in interest earning gross accounts receivable from

$79,445,000 to $44,364,000 at December 31, 1995.

        Interest expense decreased from $3,354,000 to $774,000 for the three months ended December 31, 1994 compared to the three months ended December 31, 1995. This 77% decrease was due to the fund subsidiaries bankruptcy filings at which time these funds ceased accruing interest expense. For the three months ended December 31, 1995, only amortization of deferred offering cost was recorded in the statement of operations.

        The provision for credit losses decreased from $6,055,000 to $5,381,000
for the three months ended December 31, 1994 and 1995, respectfully.    This
decrease of $674,000 represents a 11% decrease over the three month period ending December 31, 1994, and is necessary due to continued deterioration of the Company's loan portfolio.

        General and Administrative expenses increased from $3,807,000 to $4,518,000. The increase in general and administrative expenses reflects increases in car lot and retail facilities operating expenses opened for three months in December 31,1995 compared to one month in the same period in 1994. Subsequent to December 31,1995, the Company closed all remaining car lots and related facilities. The Company recorded $250,000 of special charge related to termination of leases, employment and other costs related to these operations.

        Net loss increased from $8,302,000 to $8,488,000 for the three months ended December 31, 1994 compared to December 31, 1995. This increase of $186,000 is due to decreased interest revenue of $2,325,000 offset by decreases in interest expense of $2,580,000 and provision for credit losses of $674,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

        During the three months ended December 31, 1995, the Company incurred a cash loss of $84,000 in its operations as compared to a cash loss of $1,790,000 from operations during the three months ended December 31, 1994. Although the cash operating loss for the three months ending December 31, 1995 decreased $1,706,000 from a net loss of $1,790,000 for the same three months in 1994, a significant portion of the 1995 decrease resulted from increases in accrued expenses and accounts payable, which are non-cash charges against earnings.

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

Financing Activities

        During the three months ended December 31, 1995, $1,164,000 of cash was provided by financing activities compared to $1,650,000 of cash being utilized during the same period in 1994. This increase of cash of $2,814,000 is due to net borrowings under HFG agreements exceeding payments to GECC by $1,222,000 compared to net payments to GECC of $402,000 during the same period in 1994. Additionally, the Company's payment of notes payable, prepetition, exceeded its notes payable proceeds by $990,000 during the same three months ending December 31, 1994.

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

Investing Activities

        During the three months ended December 31, 1995, the Company utilized $661,000 of cash compared to $3,044,000 of cash being provided by investing activities during the same three month period in 1994. This decrease in cash from investing activities of $3,711,000 is due to an increase in restricted cash of $4,119,000 partially offset by an increase in net purchases and principal and repossession proceeds of $337,000.

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

Effective Interest Rates

        Interest expense is derived from the Notes issued by Fund Subsidiaries and consists of both stated and effective rates. The stated rate reflects the interest due to be paid to the note holder while the effective rate includes the amortization of offering costs. The Company's weighted average stated interest rates and weighted average effective cost of borrowing, after considering the amortization of offering costs, has been:

<Capition
                                                Year Ended         9 Months Ended         Year Ended         Year Ended
                                                 12/31/92            9/30/93                9/30/94            9/30/95
                                                ------------------------------------------------------------------------
Weighted average stated interest rate              17.9%               15.6%                 14.7%              11.7%
Weighted average effective cost of borrowing       24.8%               21.5%                 20.2%              16.1%

        The stated and effective rates reflect a reduction in interest rate due to interest expense not recorded since the date of filing for bankruptcy and current defaults by the Fund Subsidiaries as discussed in Note 2 of the accompanying consolidated financial statements.

Unrestricted Cash Flow Activity

For the three months ended December 31, 1995, Search collected $715,000 in Fund servicing fees, loan origination fees, and other fees. This cash flow along with interest and principal from receivables owned by Search, is used to find the general and administrative expenses excluding those of the Funds.

INFLATION

Historical statistics indicate that collateral value, vehicle sales prices, and receivable interest rates are relatively stable within the Company's market segment. However, significantly changing prices could impact the Company's ability to acquire receivables at favorable prices. Changes in the Company's interest rates can affect Company interest expenses.

                                   PART II
                              OTHER INFORMATION


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

    Final effectiveness of the Settlement is conditioned upon court certification of the class of plaintiffs for the Settlement and court approval of the fairness of the Settlement. Search believes that the Settlement is fair and equitable to the class of plaintiffs and will ultimately be approved. A final, non-appealable order approving the Settlement is a condition precedent to the implementation of the Search Equity Option under the Joint Plan. In February 1996, the U.S. District Court issued a "Preliminarily Order Approving the Proposed Class Settlement." The Court has preliminarily approved the settlement as "fair, reasonable, and adequate" and set a date, April 26, 1996, for a further hearing to determine whether the preliminary order should become final.

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

ITEM 6 (b.) Reports on Form 8-K.

None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SEARCH CAPITAL GROUP, INC.


DATE:  February 20, 1996                       BY:   /s/ GEORGE C. EVANS
                                                  ----------------------------
                                                    George C. Evans
                                                    President, Chief Executive
                                                    Officer and Director


DATE:  February 20, 1996                       BY:    /s/ ROBERT D. IDZI
                                                  ----------------------------
                                                    Robert D. Idzi
                                                    Senior Vice President,
                                                    Chief Financial Officer,
                                                    Secretary and Treasurer


DATE:  February 20, 1996                       BY:    /s/ ANDREW D. PLAGENS
                                                   ---------------------------
                                                     Andrew D. Plagens
                                                     Vice President
                                                     and Controller (Chief
                                                     Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule