Form 10-Q/A
period 1995-12-31
SEARCH CAPITAL GROUP INC
filed 1996-03-06
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QA


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                         OF THE SECURITIES ACT OF 1934



         For the quarter ended:         Commission File Number:
           December 31, 1995                    0-9539
           -----------------                    ------


                 S E A R C H  C A P I T A L  G R O U P, I N C.
                 ---------------------------------------------
             (Exact name of Registrant as specified in its charter)




                 Delaware:                                41-1356819:
                 ---------                                -----------
(State or other jurisdiction of organization)  (IRS Employer Identification No.)



 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
 -----------------------------------------------------------------------------
                              Dallas, Texas  75201
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

                            Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date:


           Class                               Number of Shares Outstanding:
           -----                                     February 15, 1996
Common Stock, $.01 par value                              8,706,981

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS





                                                                      December 31, 1995 (unaudited)
                                                           ---------------------------------------------------
(all numbers in thousands)                                                       Fund
                                                                             Subsidiaries &
                                                             Search &         Eliminations
                                                           Unrestricted       (Debtors in
                                                           Subsidiaries       Possession)         Consolidated
                                                           ---------------------------------------------------
ASSETS
------
Gross contract receivables                                      $3,609            $44,966            $48,575
Unearned interest                                                 (480)            (8,392)            (8,872)
                                                           ---------------------------------------------------
Net contract receivables                                         3,129             36,574             39,703
Allowance for credit losses                                     (1,434)           (13,540)           (14,974)
Loan origination costs                                             591              3,337              3,928
Amortization of loan origination costs                            (545)            (2,661)            (3,206)
                                                           ---------------------------------------------------
Net contract receivables after allowance for credit
  losses & loan origination costs                                1,741             23,710             25,451
                                                           ---------------------------------------------------
Cash and equivalents                                               855                  -                855
Restricted cash                                                      -             12,573             12,573
Vehicles held for resale                                           220              1,133              1,353
Deferred note offering costs                                        42              9,011              9,053
Accumulated amortization                                           (42)            (6,687)            (6,729)
                                                           ---------------------------------------------------
Deferred note offering cost, net                                     -              2,324              2,324
                                                           ---------------------------------------------------
Property and equipment                                           2,236                  -              2,236
Accumulated depreciation                                          (942)                 -               (942)
                                                           ---------------------------------------------------
Property and equipment, net                                      1,294                  -              1,294
                                                           ---------------------------------------------------
Inter-company balance                                              428               (428)                 -
Other assets, net                                                  103                  8                111
                                                           ---------------------------------------------------
Total assets                                                    $4,641            $39,320            $43,961
                                                           ===================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
------------------------------------------------------
Liabilities  Not Subject to Compromise
--------------------------------------
Lines of credit                                                 $2,280                 $-             $2,280
Accrued  settlement                                              2,912                  -              2,912
Accrued  restructuring                                             260                  -                260
Accounts payable and other liabilities                           3,050                252              3,302
Accrued interest                                                     1                  -                  1
                                                           ---------------------------------------------------
Liabilities not subject to compromise                            8,503                252              8,755
                                                           ---------------------------------------------------
Liabilities  Subject to Compromise
----------------------------------
Prepetition notes  payable and accrued
interest - subject to compromise                                     -             69,320             69,320
                                                           ---------------------------------------------------
Shareholders' Equity (Capital Deficit)
--------------------------------------
Preferred stock - 12% senior convertible $.01 par value,
  cumulative, 400,000 shares issued and outstanding,
  liquidation preference of $2,000,000 plus accrued
  dividends                                                          4                  -                  4
Common stock, $.01 par value, 20,000,000 shares
  authorized, 11,733,370 shares issued                             117                  -                117
Additional paid-in-capital                                      26,776                  -             26,776
Accumulated deficit                                            (29,609)           (30,252)           (59,861)
Treasury stock at cost 3,026,389 shares                         (1,150)                 -             (1,150)
                                                           ---------------------------------------------------
Total shareholders' equity (capital deficit)                    (3,862)          $(30,252)          $(34,114)
                                                           ===================================================
Total Liabilities and Shareholders' Equity
   (Capital Deficit)                                            $4,641            $39,320            $43,961
                                                           ===================================================

                                                                         September 30, 1995
                                                           ---------------------------------------------------
(all numbers in thousands)                                                       Fund
                                                                             Subsidiaries &
                                                             Search &         Eliminations
                                                           Unrestricted       (Debtors in
                                                           Subsidiaries       Possession)         Consolidated
                                                           ---------------------------------------------------
ASSETS
------
Gross contract receivables                                       $7,365           $59,312              $66,677
Unearned interest                                                (1,300)          (11,806)             (13,106)
                                                           ---------------------------------------------------
Net contract receivables                                          6,065            47,506               53,571
Allowance for credit losses                                      (2,862)          (15,761)             (18,623)
Loan origination costs                                              591             3,163                3,754
Amortization of loan origination costs                             (506)           (2,431)              (2,937)
                                                           ---------------------------------------------------
Net contract receivables after allowance for credit
  losses & loan origination costs                                 3,288            32,477               35,765
Cash and equivalents                                                442                 -                  442
Restricted cash                                                       -             8,105                8,105
Vehicles held for resale                                             93               508                  601
Deferred note offering costs                                         42             9,011                9,053
Accumulated amortization                                            (41)           (5,950)              (5,991)
                                                           ---------------------------------------------------
Deferred note offering cost, net                                      1             3,061                3,062
                                                           ---------------------------------------------------
Property and equipment                                            2,126                 -                2,126
Accumulated depreciation                                           (820)                -                (820)
                                                           ---------------------------------------------------
Property and equipment, net                                       1,306                 -                1,306
                                                           ---------------------------------------------------
Inter-company balance                                               646              (646)                   -
Other assets, net                                                   650                (9)                 641
                                                           ---------------------------------------------------
Total assets                                                     $6,426           $43,496              $49,922
                                                           ===================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
------------------------------------------------------
Liabilities  Not Subject to Compromise
--------------------------------------
Lines of credit                                                  $1,058                $-               $1,058
Accrued  settlement                                               2,912                 -                2,912
Accrued  restructuring                                              214                 -                  214
Accounts payable and other liabilities                            1,804               247                2,051
Accrued interest                                                      2                 -                    2
                                                           ---------------------------------------------------
Liabilities not subject to compromise                             5,990               247                6,237
                                                           ---------------------------------------------------
Liabilities  Subject to Compromise
----------------------------------
Prepetition notes  payable and accrued
interest - subject to compromise                                      -            69,320               69,320
                                                           ---------------------------------------------------
Shareholders' Equity (Capital Deficit)
--------------------------------------
Preferred stock - 12% senior convertible $.01 par
  value, cumulative, 400,000 shares issued and
  outstanding, liquidation preference
  of $2,000,000 plus accrued dividends                                  4               -                    4
Common stock, $.01 par value, 20,000,000 shares
  authorized, 11,733,370 shares issued                                117               -                  117
Additional paid-in-capital                                         26,766               -               26,766
Accumulated deficit                                               (25,301)        (26,071)             (51,372)
Treasury stock at cost 3,026,389 shares                            (1,150)              -               (1,150)
                                                           ---------------------------------------------------
Total shareholders' equity (capital deficit)                         $436        $(26,071)            $(25,635)
                                                           ===================================================
Total Liabilities and Shareholders' Equity
   (Capital Deficit)                                               $6,426         $43,496              $49,922
                                                           ===================================================


                   See notes to condensed financial statement

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                            Three Months Ended                                Three  Months Ended
                                       December 31, 1995 (unaudited)                     December 31, 1994 (unaudited)
                               ----------------------------------------------     -------------------------------------------------
(all dollars in thousands,                           Fund                                                 Fund
except per share amounts)                        Subsidiaries &                                       Subsidiaries &
                                 Search &         Eliminations                         Search &        Eliminations
                               Unrestricted       (Debtors in                         Unrestricted      (Debtors in
                               Subsidiaries       Possession)   Consolidated          Subsidiaries      Possession)    Consolidated
                               ----------------------------------------------      -------------------------------------------------
Interest revenue                      $253           $2,336           $2,589                $1,283          $3,631           $4,914
Interest expense                        36              738              774                    83           3,271            3,354
                               ----------------------------------------------      -------------------------------------------------
Net interest income                    217            1,598            1,815                 1,200             360            1,560

Provision for credit losses            829            4,552            5,381                 1,772           4,283            6,055
                               ----------------------------------------------      -------------------------------------------------
Net interest loss after
   provision for credit losses        (612)          (2,954)          (3,566)                 (572)         (3,923)          (4,495)
                               ----------------------------------------------      -------------------------------------------------
General and administrative
   expense                           3,291            1,227            4,518                 2,442           1,365            3,807
Settlement expense                      94                -               94                     -               -                -
Reorganization expense                 250                -              250                     -               -                -
                               ----------------------------------------------      -------------------------------------------------
Operating and other expense          3,635            1,227            4,862                 2,442           1,365            3,807
                               ----------------------------------------------      -------------------------------------------------

Net loss                            (4,247)          (4,181)          (8,428)               (3,014)         (5,288)          (8,302)
                               ----------------------------------------------      -------------------------------------------------

Preferred stock dividends             (60)                -              (60)                  (60)               -             (60)
                               ----------------------------------------------      -------------------------------------------------

Net loss attributable to
   common stockholders             (4,307)          $(4,181)         $(8,488)              $(3,074)        $(5,288)         $(8,362)
                               ==============================================      =================================================
Net loss per share
   attributable to common
   shareholders                                                    $   (0.98)                                              $  (0.90)
                                                               ==============                                     ==================
Weighted average number of com
   outstanding                                                     8,685,000                                              9,296,000
                                                               ==============                                     ==================

                  See notes to condensed financial statements

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         Three Months Ending                Three Months Ending
           (all numbers in thousands)               December 31, 1995 (unaudited)      December 31, 1994 (unaudited)
                                                    -----------------------------      -----------------------------
OPERATING ACTIVITIES:
Net loss                                                    $ (8,428)                          $ (8,302)
Adjustments to reconcile net loss to cash used
   in operations:
   Provision for credit losses                                 5,381                              6.055
   Amortization of deferred offering costs                       738                                757
   Amortization  of loan  origination costs                      269                                198
   Depreciation and amortization                                 122                                 71
Changes is assets and liabilities:
   Increases (decreases) in accounts payable and
   accrued expense                                             1,305                               (622)
   Increases (decreases) in other assets, net                    529                                 53
                                                            --------                           --------
Cash  provided by (used in) operations                           (84)                            (1,790)
                                                            --------                           --------
INVESTING ACTIVITIES:
Purchase of contract receivables, including
   origination fees                                           (2,934)                            (6,162)
Principal payments on contract receivables
   including proceeds from sales of vehicles                   6,846                              9,737
Purchases of property and equipment                             (110)                              (181)
(Increases) decreases in restricted cash                      (4,469)                              (350)
                                                            --------                           --------
Cash provided by (used in) investing                            (667)                             3,044
                                                            --------                           --------
FINANCING ACTIVITIES:
Net borrowings (repayments)  under line of credit              1,222                               (402)
Notes payable proceeds                                            -                               1,779
Notes payable repayments - prepetition                            -                              (2,769)
Capital lease (repayments) financing                              (8)                                -
Notes payable offering costs                                      -                                (198)
Proceeds from sale of stock, net of  expense                      10
Payment of dividends                                             (60)                               (60)
                                                            --------                           --------
Cash provided by (used in) financing activities                1,164                             (1,650)
                                                            --------                           --------
Change in cash and cash equivalents                              413                               (396)
Cash and cash equivalents - beginning                            442                                939
                                                            --------                           --------
Cash and cash equivalents - ending                          $    855                           $    543
                                                            ========                           ========
SUPPLEMENTAL INFORMATION
   Cash paid for interest                                   $     36                           $  2,975
                                                            ========                           ========


NOTE - Certain subsidiaries, as discusses in Note 2, are debtors-in-possession.



                  See notes to condensed financial statements

                           SEARCH CAPITAL GROUP, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. GENERAL INFORMATION

     The information presented herein includes normal recurring adjustments that Search Capital Group, Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") believes are necessary for fair presentation of its financial position and results of operation. During the three months ended December 31, 1995, the Company recorded $334,000 in adjustments related to the closure of its retail lots and reorganization of Fund Subsidiaries. These adjustments are of a non-recurring nature. Substantially all of the disclosures required for annual financial reports have been omitted. The interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995. The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. See "Principal Business."

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

     The accompanying consolidated financial statements include the accounts of Search Capital Group, Inc. and its subsidiaries ("Search") as follows:

                                                                        Ownership
                             Subsidiary                                 Percentage
--------------------------------------------------------------------  --------------
Automobile Credit Holdings, Inc. ("ACHI")                             100% (a, c)
Automobile Credit Acceptance Corp. ("ACAC") (100% owned by ACHI)      100% (a, c)
Consumer Dealer Autocredit Corporation ("CDAC") (100% owned by ACHI)  100% (a, b, c)
Eight Fund Subsidiaries and two previous Fund Subsidiaries -
debtors-in-possession                                                 100%
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

     The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below for Search and Unrestricted
Subsidiaries:

                                                As of December 31, 1995
                             -----------------------------------------------------------
                              Number of           Total
                               Active            Unpaid        Unearned          Net
                             Receivables      Installments     Interest      Receivables
                             -----------      ------------    ----------     -----------
Impaired contracts                   150          $546,000        $80,000       $466,000
Unimpaired contracts                 859         3,063,000        400,000      2,663,000
                             -----------      ------------    -----------     ----------
Total                              1,009        $3,609,000       $480,000     $3,129,000
                             ===========      ============    ===========
Allowance for credit losses                                                    1,434,000
                                                                              ----------
Contract receivables, net
of allowance for credit
   losses                                                                     $1,695,000
                                                                              ==========

                                              As of September 30, 1995
                             -----------------------------------------------------------
                              Number of           Total
                               Active            Unpaid        Unearned          Net
                             Receivables      Installments     Interest      Receivables
                             -----------      ------------    ----------     -----------
Impaired contracts                   562        $2,658,000      $658,000      $2,000,000
Unimpaired contracts               1,116         4,707,000       642,000       4,065,000
                             -----------      ------------    ----------     -----------
Total                              1,678        $7,365,000    $1,300,000      $6,065,000
                             ===========      ============    ==========
Allowance for credit losses                                                    2,862,000
Contract receivables, net                                                     ----------
of allowance for credit
   losses                                                                     $3,203,000
                                                                              ==========

     The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below for Fund Subsidiaries:

                                               As of December 31, 1995
                             -----------------------------------------------------------
                              Number of           Total
                               Active            Unpaid        Unearned          Net
                             Receivables      Installments     Interest      Receivables
                             -----------      ------------    ----------     -----------
Impaired contracts                   707        $3,665,000      $672,000      $2,993,000
Unimpaired contracts               7,714        41,301,000     7,720,000      33,581,000
                             -----------      ------------    ----------     -----------
Total                              8,421       $44,966,000    $8,392,000     $36,574.000
                             ===========      ============    ==========
Allowance for credit losses                                                   13,540,000
                                                                             -----------
Contract receivables, net
of allowance for credit
losses                                                                       $23,034,000
                                                                             ===========

                                               As of September 30, 1995
                             -----------------------------------------------------------
                              Number of           Total
                               Active            Unpaid        Unearned          Net
                             Receivables      Installments     Interest      Receivables
                             -----------      ------------    ----------     -----------
Impaired contracts                 1,761       $10,165,000    $2,744,000      $7,421,000
Unimpaired contracts               8,689        49,147,000     9,062,000      40,085,000
                             -----------      ------------    ----------     -----------
Total                             10,450       $59,312,000   $11,806,000     $47,506,000
                             ===========      ============    ==========
Allowance for credit losses                                                   15,761,000
                                                                             -----------
Contract receivables, net
of allowance for credit
losses                                                                       $31,745,000
                                                                             ===========

     At December 31, 1995, contractual maturities of contracts receivables for Search and unrestricted subsidiaries were as follows:


                           1996         1997       1998       Total
                        ----------    --------    ------    ----------
Future Payments
Receivable              $3,071,000    $534,000    $4,000    $3,609,000
Less Unearned Interest     429,000      51,000         0       480,000
                        ----------    --------    ------    ----------
                        $2,642,000    $483,000    $4,000    $3,129,000
                        ==========    ========    ======    ==========

     At December 31, 1995, contractual maturities of contracts receivable for Fund Subsidiaries were as follows:


                           1996           1997           1998          Total
                        -----------    -----------    ----------    -----------
Future Payments
Receivable              $28,522,000    $13,853,000    $2,591,000    $44,966,000
Less Unearned Interest    6,386,000      1,877,000       129,000      8,392,000
                        -----------    -----------    ----------    -----------
                        $22,136,000    $11,976,000    $2,462,000    $36,574,000
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

     The change in the allowance for credit losses is summarized as follows:


                                          Search and
                                         Unrestricted
                                         Subsidiaries   Fund Subsidiaries     Total
                                         ------------   -----------------  -----------
Balance, at September 30, 1995             $2,862,000        $15,761,000   $18,623,000
Allowance recorded upon acquisition of
loans                                          24,000          1,489,000     1,513,000
Increase in allowance for credit losses       829,000          4,552,000     5,381,000
Loans charged off against allowance        (2,281,000)        (8,262,000)  (10,543,000)
                                         ------------   -----------------  -----------
Balance, at December 31, 1995              $1,434,000        $13,540,000   $14,974,000
                                         ============   =================  ===========

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

     On December 31, 1995, maturity date for ACF 92-II, there was $4,502,000 in cash to be applied to obligations of $10,000,000. ACF 92-II's insufficient cash balance constituted a default under its indenture agreement with Search and Texas Commerce Bank National Association ("Trustee"). As of December 31, 1995, ACF 92-II has $2,381,000 in remaining principal and interest on contracts receivable.

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

     The indentures established specific criteria with respect to the price, purchase discount, term, downpayment, installments and interest rate for the receivables it purchases and also with respect to price, cost to the dealer, average wholesale value, age, mileage and make of the motor vehicles securing such receivables. The Company believes that the most significant of these criteria are as follows:

     *    The average purchase price of a receivable may not exceed
          53% of the total remaining unpaid installments of the receivables;
     * The average purchase price for a receivable may not significantly exceed the approximate average wholesale value and/or the dealer's actual cost for the underlying financed vehicle;
     * The receivable generally must have an original term of 36 months or less;
     * The age of each financed vehicle may not generally exceed eight years for automobiles or nine years for trucks;
     * The obligor on the receivable is required to make a down payment in cash plus a net trade-in allowance of at least 25% of the dealer's cost in the financed vehicle;
     * The interest rate on the receivable must not violate any applicable usury laws; and
     * The dealer's actual cost for a financed vehicle generally must be greater than $2,000 and less than $6,200.


     Generally, to satisfy these credit criteria, an obligor must provide verifiable personal references, must have a valid driver's license, must have been a resident of the local area of receivable origination for a minimum of one year, must have verifiable current employment and credit history and must be at least 18 years of age.

     During 1995, the Company tightened its purchasing procedures and the application of the criteria beyond that required by the indentures. For example, the Company has commenced to adjust the purchase prices offered to dealers for receivables based on the perceived credit risk of the obligor and the wholesale vehicle value, to verify directly with obligors customer purchase satisfaction, downpayment amounts and credit information, to monitor through the ANMS receivable transactions from dealers whose receivables have historically lower collection rates and to reject receivables from known credit abusers. In addition, the Company commenced more strictly to apply the foregoing credit criteria. The Company intends to maintain the same level of underwriting criteria to its current operations until confirmation of the Joint Plan of Reorganization.

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

                                                      First Payment
             Period                Contract Quantity  Default Rate
---------------------------------  -----------------  -------------
Year Ended December 31, 1991                     331           2.4%
Year Ended December 31, 1992                   3,170           7.0%
Quarter Ended March 31, 1993                   1,945           6.8%
Quarter Ended June 30, 1993                    1,728           5.9%
Quarter Ended  September 30, 1993              2,474           9.0%
Quarter Ended December 31, 1993                3,361          11.7%
Quarter Ended March 31, 1994                   4,884           9.1%
Quarter Ended June 30, 1994                    4,604          11.3%
Quarter Ended September 30, 1994               4,122          12.5%
Quarter Ended December 31, 1994                1,334           9.3%
Quarter Ended March 31, 1995                   1,083           5.0%
Quarter Ended June 30, 1995                    1,491           3.0%
Quarter Ended September 30, 1995               1,235           3.2%
Quarter Ended December 31, 1995                  764           4.1%

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

Comparison of Three Month Periods Ended December 31, 1995, and 1994

     During the three months ended December 31, 1995, the Company purchased 764 contracts at a cost of $3,418,000 or $4,474 per contract compared to $6,162,000 or $4,619 per contract in the same period of 1994. The Company purchased no bulk contracts in either three month period.

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

     The provision for credit losses decreased from $6,055,000 to $5,381,000 for the three months ended December 31, 1994 and 1995, respectfully. This decrease of $674,000 represents a 11% decrease over the three months period ending December 31, 1994, and is necessary due to continued deterioration of the Company's loan portfolio.

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


Investing Activities


     During the three months ended December 31, 1995, the Company utilized $667,000 of cash compared to $3,044,000 of cash being provided by investing activities during the same three month period in 1994. This decrease in cash from investing activities of $3,711,000 is due to an increase in restricted cash of $4,119,000 partially offset by an increase in net purchases and principal and repossession proceeds of $337,000.


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


Effective Interest Rates

     Interest expense is derived from the Notes issued by the Fund Subsidiaries and consists of both stated and effective rates. The stated rate reflects the interest due to be paid to the noteholder while the effective rate includes the amortization of offering costs. The Company's weighted average stated interest rates and weighted average effective cost of borrowing, after considering the amortization of offering costs, has been:


                                          Year Ended        9 Months Ended        Year Ended          Year Ended
                                       December 31, 1992  September 30, 1993  September 30, 1994  September 30, 1995
                                       -----------------  ------------------  ------------------  ------------------
Weighted average stated interest rate         17.9%               15.6%               14.7%               11.7%
Weighted average effective
 cost of borrowing                            24.8%               21.5%               20.2%               16.1%

     The stated and effective rates reflect a reduction in interest rate due to interest expense not recorded since the date of filing for bankruptcy and current defaults by the Fund Subsidiaries as discussed in Note 2 of the accompanying consolidated financial statements.


Unrestricted Cash Flow Activity

     For the three months ended December 31, 1995, the Company collected $715,000 in fund servicing fees, loan origination fees, and other fees. This cash flow along with interest and principal from receivables owned by the Company, is used to fund the general and administrative expenses excluding those of the funds.


INFLATION

     Historical statistics indicate that collateral value, vehicle sales prices, and receivable interest rates are relatively stable within the Company's market segment. However, significantly changing prices could impact the Company's ability to acquire receivables at favorable prices. Changes in the Company's interest rates can affect Company interest expense.

                           PART II -OTHER INFORMATION


ITEM 1. Legal Proceedings

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



ITEM 6 (B).  Reports on Form 8-K.
             --------------------

        None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEARCH CAPITAL GROUP, INC.







    DATE:  February 20, 1996
                              BY:  /s/ George C. Evans
                                   -----------------------------------------
                                   George C. Evans
                                   Chairman, President, Chief Executive
                                   Officer and Director


    DATE:  February 20, 1996
                              BY:  /s/ Robert D. Idzi
                                   -----------------------------------------
                                   Robert D. Idzi
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer


    DATE:  February 20, 1996
                              BY:  /s/ Andrew D. Plagens
                                   -----------------------------------------
                                   Andrew D. Plagens
                                   Vice President and Controller