Form 10-K
period 1995-12-31
SEARCH CAPITAL GROUP INC
filed 1996-07-03
CIK 318672

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                  FORM 10-K




(Mark One)  [ ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended

            [X]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Transition Period from October 1, 1995 to March 31, 1996.



                          Commission File No. 0-9539

              S E A R C H   C A P I T A L   G R O U P,   I N C.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                       41-1356819
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)

       700 NORTH PEARL, SUITE 400
          PLAZA OF THE AMERICAS
        NORTH TOWER, LOCK BOX 401
             DALLAS, TEXAS                               75201-7490
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:  (214)  965-6000
                              __________________

         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE
              9%/7% CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
                       WARRANTS EXPIRING MARCH 14, 2001
                               (Title of class)

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

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes  [X]          No  [ ]

As of June 17, 1996, there were 27,208,225 outstanding shares (with an aggregate market value of $35,914,857) of Registrant's $.01 par value common stock, and the aggregate market value of shares held by non-affiliates of the Registrant was $26,541,957 based on the average of the high and low sale price and 20,107,543 shares held by non-affiliates).

                                    PART I

ITEM  1.          BUSINESS


OVERVIEW  OF  THE  COMPANY.

     Search Capital Group, Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") is an industry specific financial services company specializing in the purchase and management of used motor vehicle receivables purchased from franchise and independent automobile and light truck dealers ("Dealers"). The Dealers originate these receivables by financing the sale of vehicles to purchasers who do not qualify for credit from traditional lending sources.

     The automobile finance industry is the second largest consumer finance market in the United States totaling $353 billion as of December, 1995, according to the Federal Reserve Board. Automobile financing is usually provided by finance companies affiliated with manufacturers and banks, credit unions and independent finance companies. The financings are generally segmented according to the type of car sold (new or used) and the credit characteristics of the borrower (generally, prime or non-prime). Non-prime borrowers are individuals who, due to either incomplete or imperfect credit histories, are unable to obtain traditional financing through a bank or one of the finance companies affiliated with manufacturers. The Company specializes in financing used cars and trucks to these non-prime borrowers through its wholly-owned operating subsidiary, Automobile Credit Acceptance Corp.


DESCRIPTION  OF HISTORICAL OPERATIONS AND REORGANIZATION OF FUND SUBSIDIARIES.

     Prior to November 1994, the Company primarily financed the purchase of used motor vehicle receivables through the private and public sale of interest-bearing notes (the "Notes") issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Each offering of Notes was issued by a newly organized subsidiary without recourse to Search or its other subsidiaries. The Notes offered by each of the Fund Subsidiaries were not rated by a national credit agency.

     After November 1994, due primarily to higher than expected losses in the collection of its receivables held by these Fund Subsidiaries, the Company, directed by then existing management, abandoned its Note offering activities and sharply reduced all receivables purchasing activities while attempting to evaluate and, where necessary, modify or remedy purchasing and collection procedures. At the same time, the Company's directors began searching for new management which could further identify problems, stabilize operations, and develop a financial plan and strategy for turnaround and future growth. On January 20, 1995, George C. Evans joined the Company as President, Chief
Executive officer, and a director of the Company. Mr. Evans was appointed Chairman of the Board of Directors on May 5, 1995. Mr. Evans has over 30 years of experience in the consumer lending and financial services industry, including having served as President and Chief Operating Officer of Associates Financial Services, Vice Chairman of Associates Corporation of North America and Chairman and Chief Executive Officer of Associates International and its subsidiaries. During 1995 and 1996, four other managers who previously held senior positions in finance, operations, and marketing at Associates Corporation of North America or its subsidiaries joined Search. For a detailed description of current management, see "Item 10, Directors and Executive Officers of the Company."

     From late 1994, shortly before Mr. Evans joined the Company, until March 1996, the Company operated under financial constraints and limited ability to raise new operating capital. The purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria in accordance with stricter standards developed by new management. In addition, the Company's inability to access credit sources due to the historical losses on the Company's receivables portfolio and limitations on investment of funds repaid on existing portfolios dramatically reduced the Company's ability to finance the purchase of new receivables. At the same time, to improve the quality of the Company's portfolio of receivables purchasing procedures were tightened and management significantly reduced the number of Dealers from whom the Company would purchase receivables.

     At Search's annual meeting of shareholders, held May 10, 1995, Search announced a preliminary outline of a plan to convert the approximately $69 million debt owed by the Fund Subsidiaries into equity of Search. On August 14, 1995, in order to consummate the debt-to-equity conversion plan, it was necessary for each of the Fund Subsidiaries to file for reorganization under Chapter 11 of the U. S. Bankruptcy Code. On August 25, 1995, an organizational meeting was held by the U. S. Bankruptcy Trustee to select a committee (the "Committee") to represent the noteholders during the bankruptcy proceedings. On December 19, 1995, Search, the Fund Subsidiaries and the Committee agreed to a consensual plan of reorganization. On March 4, 1996, the Court entered an order (the "Confirmation Order") confirming the Third Amended Joint Plan of Reorganization (the "Joint Plan") for all of the Fund Subsidiaries, after sufficient affirmative votes for confirmation of the Joint Plan were obtained from the holders ("Noteholders") of the outstanding Notes issued by the Fund Subsidiaries. The Notes and the Noteholders constituted essentially all of the indebtedness and creditors, respectively, of the Fund Subsidiaries. The effective date of the Joint Plan was March 15, 1996 (the "Effective Date").

     As a consequence of effectiveness of Joint Plan, on the Effective Date, the assets of the Fund Subsidiaries (less funding of a litigation trust and professional fees) were transferred to Search by operation of law in exchange for Search Common Stock, 9%/7% Convertible Preferred Stock, five year warrants to purchase Common Stock and cash to be distributed to the former Noteholders of the Fund Subsidiaries. Under the Joint Plan, the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were deemed, canceled upon the Effective Date.


OPERATIONS  SINCE  REORGANIZATION  OF  THE  FUND  SUBSIDIARIES.

     Except for the historical information contained herein, this Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors."

     Since confirmation of the Joint Plan, the Company has implemented new programs intended to expand its receivables purchasing operations into higher credit quality receivables. Although these new programs target the Company's historical market of purchasers with non-standard credit histories, the Company intends to focus more on purchasers with job and residence stability, higher income, and re-established positive credit. Receivables purchased under the new programs typically carry interest rates ranging from approximately 18% to 26%. The receivables purchased under the new programs are generally secured by automobiles up to 6 years in age, having been driven
(i) no more than an average of 25,000 miles per year and (ii) having fewer than 80,000 total miles. For each receivable purchased pursuant to the new programs, the Company generally receives an acquisition fee and purchases the receivables at a discount, ranging from 8% to 12%, depending upon the value and the term of the receivable which range from 24 to 60 months.

     The Company purchases receivables from a network of automobile and light truck Dealers ("Dealer Network") that originates motor vehicle receivables
through  the  sale  of  used  automobiles  and  light  trucks.    During  the
reorganization process, because the Company had abandoned its Note offering activities and sharply reduced all receivables purchasing activities, it also experienced a significant reduction in the size of the Dealer Network. The Company is currently marketing its new programs to Dealers through the efforts of employees and marketing representatives. The marketing representatives include both individuals and organizations specializing in the marketing of financing programs to Dealers.

     The Dealers are unaffiliated with the Company. Each Dealer enters into an agreement with the Company and agrees to use Company-approved contract forms. Under the dealer agreements, the Company is under no obligation to purchase any receivables from the Dealer.

     It is the Company's goal to market the new programs primarily to franchise Dealers and qualified independent Dealers. The Company has set standards for Dealers to qualify as members of the Dealer Network. In most cases, to qualify for membership in the Dealer Network, each Dealer must have been in business at least two years, be in good standing with regulatory and auto-association authorities and meet certain credit standards. The Company generally verifies that a Dealer meets these standards through credit bureau reporting services. Franchise Dealers normally qualify for membership in the Dealer Network.

     Membership in the Dealer Network can be terminated at the Company's discretion. The Company personnel review the receivables submitted by and purchased from each Dealer. Decisions to terminate a Dealer from the Dealer Network are made on a case-by-case basis depending on the past performance of the Dealer and performance of the receivables purchased from such Dealer.

     Dealers communicate and initiate receivable sales transactions directly with the Company's centralized purchasing personnel by faxing a consumer application to the Company. The Company's decision to purchase a receivable is typically communicated to the Dealer in approximately one hour, and if the application is approved, documentation is completed generally in one week. The Company pays the Dealer for the sale of the receivable after receipt and review of the original receivable contract and other required documents and after verification procedures are completed.

     Historically, the Company's principal market focus has been in the southern and southwestern states where "self-help" repossession laws promote efficient collection efforts with respect to defaulted receivables, and where milder climates generate higher collateral values for used vehicles. See "Regulation." However, the Company is currently expanding the market focus of its new programs in states with laws similar to those states in which the Company currently operates.

     Historically, the Company's receivables purchasing criteria were governed by the terms of the Trust Indentures governing the Notes. The Trust Indentures were canceled as of the Effective Date of the Joint Plan, and no longer govern the criteria the Company uses to evaluate the quality of a receivable. As of May 31, 1996, 93.2% of the receivables owned by the Company were purchased using the criteria set forth in the Trust Indentures. The Trust Indentures established specific criteria with respect to the price, purchase discount, term, downpayment, installments and interest rate for the receivables the Company purchases and also with respect to price, cost to the Dealer, average wholesale value, age, mileage and make of the motor vehicles securing such receivables. The Company believes that the most significant of these criteria were as follows:


 - The average purchase price of receivables could not exceed 53% of the total remaining unpaid installments of the receivables;
 - The average purchase price for a receivable could not significantly exceed the approximate average wholesale value and/or the Dealer's actual cost for the underlying financed vehicle;
 - The receivable generally had to have an original term of 36 months or less;
 - The age of each financed vehicle could not generally exceed eight years for automobiles or nine years for trucks;
 - The obligor on the receivable was required to make a down payment in cash plus a net trade-in allowance of at least 25% of the Dealer's cost in the financed vehicle;


     The new programs also target used vehicle motor vehicle receivables whose obligors have non-prime credit histories, but place more emphasis on job, income and residence stability and re-established positive credit of the obligor. Receivables purchased under the new programs typically carry imputed interest rates ranging from approximately 18% to 26%. The receivables purchased under the new programs are generally secured by automobiles up to 6 years in age, having been driven (i) no more than an average of 25,000 miles per year and (ii) having fewer than 80,000 total miles. In connection with the new programs, the Company has established criteria to evaluate the quality of receivables. The Company believes that the most significant of these criteria are as follows:


 - The obligor must show one year verifiable residence and three years traceable residence;
 - The Company must be able to verify 1 year of employment for each obligor;
 - Obligor must show a positive pay history within the previous two years;
 - Obligor must show gross income of at least $1200 per month;
 - The maximum payment for the purchased vehicle cannot exceed
   20% of the obligor's gross income;
 - The debt to income ratio of the obligor cannot exceed 50% of gross income;
 - Downpayment must be 10% of the retail selling price of the vehicle.


     The Company's receivables purchasing personnel review each receivable for compliance with the foregoing criteria, utilizing standard and supporting documentation provided via facsimile by the selling Dealer and national computerized databases that automatically interact with the Company's proprietary Auto Note Management System Software ("ANMS"). The Company verifies, by reference to published wholesale vehicle value guides, the average wholesale prices of the underlying vehicles. In most instances, the Company performs this pre-purchase receivable evaluation within one hour, thereby assisting the Dealer in the timely sale of the underlying vehicle. This one hour turnaround time is considered by the Company to be an important competitive factor, and the Company monitors its turnaround time through its ANMS.

     The Company's underwriting strategy differs from many of its competitors. Many of the Company's competitors make only bulk purchases of receivables and/or retain recourse against the selling Dealer for non-payment of the receivable through quasi-loan arrangements, dealer holdbacks or reserve accounts or other collection collateral or guaranties. The purchase and credit criteria and verification procedures also differ from competitor to
competitor.    Certain  other  competitors  will  only  purchase  "seasoned"
receivables, i.e. receivables that have existed and performed in an acceptable manner for a period of time.

     In addition to the purchases of individually selected receivables, the Company is currently seeking the acquisition of pools of non-prime credit automobile receivables ("Bulk Purchases") from Dealers or other finance companies. The Company expects to use the acquisition of Bulk Purchases as a means of increasing the number of receivables in its portfolio of receivables.
 The receivables forming a potential Bulk Purchase are analyzed on both an individual and a pooled basis using criteria similar to the criteria used to
evaluate  loans  purchased  from  Dealers.    In  addition,  the  historical
performance of receivables forming a potential Bulk Purchase are analyzed. Individual receivables that do not meet the Company's credit criteria will be excluded from the Bulk Purchase, or if a large number of the receivables forming the potential Bulk Purchase do not meet the Company's credit criteria, the entire Bulk Purchase may be rejected.

     Following the purchase of each receivable, the Company mails a statement to each obligor a minimum of 5 days before each payment becomes due. These statements instruct each obligor to remit payments directly to the Company's post office box. Payments may also be made in person at the Company's offices or via Western Union Quick Collect service or through Ace Cash Express . The Company's collections operations are currently based in Dallas, Texas and, the Company operates branch collections offices in the following cities: Garland, Texas; Arlington, Texas; Houston, Texas; and Memphis, Tennessee.

     The Company has a staff of collection personnel that monitor payments of the receivables and that contact obligors via telephone when payments are delinquent. Collections personnel generally have (i) a minimum of one year collection experience, (ii) the ability to obtain corrective action on delinquent accounts and (iii) knowledge and ability to comply with state and federal debt collection laws. Generally, if the receivable shows any indication of default, the receivable is subject to enhanced collection efforts, including intensified telephone and written contacts aimed at identifying the likelihood and expected amount of payment on the receivable. At any time thereafter, the Company may (i) contract with an independent third party repossession firm to locate and peacefully repossess the motor vehicle securing the receivable or (ii) seek and obtain an order of a court of competent jurisdiction for turnover of the motor vehicle. The decision to repossess a motor vehicle is made on a case-by-case basis by a collections unit manager. Factors considered by these unit managers include recent payments and willingness on the part of the obligor to commit to payment upon a date certain. Any delays in repossession expose the Company to the risk of reduced resale value for the vehicle due to additional mileage and the possibility of damage or lack of necessary maintenance or repairs to the vehicle. Company policy does not currently allow an account's payments to be deferred except in very rare instances and only with senior management approval.

     The Company's collection and repossession activities are administered with use of the ANMS. The Company's ability through the ANMS to relationally cross-reference receivable collection statistics to a vehicle, Dealers, customers and geographic locations assists the Company in monitoring receivables and adjusting purchase procedures and prices.

     Following repossession of a vehicle, the Company generally sells the vehicle on a wholesale basis at the highest available bid at an unaffiliated motor vehicle auction. During the period from October 1994 until December 1995, the Company sold many of its repossessed vehicles directly to consumers at three used car lots operated by the Company. The sale of the vehicles in this manner, rather than on a wholesale basis, created a new undiscounted receivable with associated risks of default and payment delays. The Company closed all three lots by December 31, 1995.

     The Company's current ANMS and related systems are connected with outside databases, such as national credit bureaus and wholesale vehicle valuation guides. These systems contribute to the Company's ability to satisfy the Dealer Network's needs by enhancing the Company's ability to meet its targeted one-hour receivable processing commitment. During August 1996, the Company will begin combining the receivable processing capabilities of its ANMS with a data processing and communications system developed by Norwest Financial Information Services Group (the "Norwest System"). The Company believes that the Norwest System will allow the Company more efficiently to expand its operations into new regions of the United States, as well as provide the Company with flexibility to expand its operations into other areas of consumer lending.


RECEIVABLES  CHARACTERISTICS

     General.   Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's portfolio of motor vehicle receivables, as of March 31, 1996 and September 30, 1995.


AVERAGE  RECEIVABLE  CHARACTERISTICS


                                                                    AS OF               AS OF
                                                                MARCH 31, 1996    SEPTEMBER 30, 1995
                                                               ----------------  --------------------
Purchase price to customer of underlying vehicle               $         8,020   $             8,026
Dealer's profit on receivable sale                             $           963   $               959
Age of vehicle                                                       5.2 Years             5.9 Years
Wholesale value of vehicle                                     $         4,613   $             4,640
Down payment (including net trade-in credit)                   $         1,593   $             1,588
Receivable term                                                      31 Months           31.6 Months
Annual Percentage Rate                                                    23.9%                 24.2%
Semi-monthly payment                                           $           150   $               150
Original receivable balance (principal and unearned interest)  $         9,569   $             9,549
Purchase price for receivable                                  $         4,870   $             4,969
Receivable cost as % of receivable balance                                  51%                   52%
Receivable discount as % of receivable balance                              49%                   48%

     At March 31, 1996, the Company had an aggregate of 7,996 motor vehicle receivables in its portfolio with an aggregate total unpaid balance of $37,086,000, including $6,435,000 in unearned interest and $13,353,000 in credit loss allowance. Additionally, the Company had a total of 333 vehicles held for resale having an estimated value of approximately $566,000.

     Seasonality.   The Company's operations are seasonably impacted by higher delinquency  rates  during  certain  holiday  periods.

     Delinquency.   The  following  table  sets  forth  certain  information
regarding  the  Company's  motor  vehicle receivables, as of  March  31, 1996.

                                MOTOR VEHICLE RECEIVABLES - AGING AND DELINQUENCIES
                                               (Dollars in thousands)

                                      AS  OF  MARCH  31,  1996                    AS  OF  SEPTEMBER  30,1995
                                     ---------------------------                  ---------------------------
                               Number of     Total (1)      % of Total     Number of     Total (1)      % of Total
                                Active         Unpaid         Unpaid        Active         Unpaid         Unpaid
Contractual Delinquency       Receivables   Installments   Installments   Receivables   Installments   Installments
- ----------------------------  -----------  --------------  -------------  -----------  --------------  -------------
Current to 60 days past due         7,575  $       34,995          94.4%        9,805  $       53,758          80.6%
61-180 days past due                  420           2,091           5.6%        1,696           9,182          13.8%
181+ days past due                      1               -             -           627           3,737           5.6%
All Active Receivables (2)          7,996  $       37,086         100.0%       12,128  $       66,677         100.0%
                              ===========  ==============  =============  ===========  ==============  =============

(1)  Includes unearned income.
(2) Active receivables exclude 333 and 599 accounts that have been reclassified to vehicles held for resale at March 31, 1996 and September 30, 1995, respectively.


     The percentage of contractually delinquent accounts has decreased from September 30, 1995 to March 31, 1996. At the end of September 30, 1995, 19.4% of the Company's active contracts were at least 61 days contractually delinquent compared to 5.6% at March 31, 1996. The decrease in accounts at least 61 days contractually delinquent is due to increased collection efforts and tightened credit criteria and the Company's charge-off policy implemented in June 1995.


FINANCING

     Sale of Asset-Backed Notes by Fund Subsidiaries. Until November 1994, the Company financed its receivables purchasing activities through public and private sale of unrated, automobile receivables-backed Notes issued by its Fund Subsidiaries. Generally, the sale of automobile receivables-backed securities requires a rating by a rating agency. The Company did not seek such a rating for its Notes. From 1992 until 1994, the Company sold a total principal amount of approximately $72,000,000 of Notes through its Fund Subsidiaries. After November 1994, due primarily to higher than expected losses in the collection of its receivables held by these Fund Subsidiaries, the Company abandoned its Note offering activities. See Item 1. Business. "Description of Historical Operations and Reorganization of Fund Subsidiaries" above.

     Financing with Hall Financial Group, Inc. and Affiliates. In November 1995, Hall Financial Group, Inc. ("HFG") provided interim financing of approximately $2.3 million pending confirmation of the Fund Subsidiaries' Joint Plan. After the Joint Plan's confirmation, in April 1996, HFG assigned its rights to its affiliate, Hall Phoenix/Inwood, Ltd. ("HPIL"), which exercised a right to convert a portion of the debt into 2,500,000 shares of Search's Common Stock. Search repaid the remaining $567,000 of debt. In addition, HPIL purchased from Search 1,638,378 shares of Common Stock, 2,032,812 shares of 9%/7% Convertible Preferred Stock and five-year warrants to purchase, at $2.00 per share (increasing $0.25 per year), 676,178 shares of Common Stock in consideration for a total cash payment of $4,346,000 to Search.

     GECC Line of Credit. Upon confirmation of the Joint Plan, in March 1996, the Company retired the remaining debt of $173,000 owing on its line of credit from General Electric Credit Corporation.

     Effect of Joint Plan. As a result of the confirmation and effectiveness of the Joint Plan, approximately $69,300,000 of debt owed by the Fund Subsidiaries to Noteholders was canceled. The assets of the Fund Subsidiaries (net of a $350,000 deposit to a litigation trust and $2,000,000 escrowed for payment for professional fees), consisting primarily of approximately $29,000,000 of net receivables and $16,345,000 of cash, were deemed transferred to Search. Following the effectiveness of the Joint Plan, consummation of the transactions with HPIL in April 1996 and repayment of the GECC line of credit, the Company had no borrowed debt, approximately $31,000,000 in net receivables and approximately $21,600,000 in cash. See "Item 8. Financial Statements and Supplementary Data" and "Liquidity and Capital Resources."

     Future Financings. The Company presently intends to continue purchasing receivables and expand its operations into other consumer lending areas, both of which will require future financing. The Company is currently pursuing several alternatives to meet its needs for liquidity. These financing alternatives include subordinated debt financing, securitizations and bank lines of credit.


COMPETITION

     The Company has numerous competitors engaged in the business of buying new and used motor vehicle receivables at a discount. The Company in the past had few competitors that purchased receivables from high credit risk individuals who purchased medium-priced, used motor vehicles in the Company's then primary geographic markets consisting generally of the metropolitan areas of Arizona, Georgia, Florida, South Carolina, Oklahoma, Tennessee and Texas. The Company's new programs target receivables whose obligors have somewhat lower credit risk than obligors of receivables previously purchased by the Company. Though the Company expects to market the new programs in a more diverse geographic region, the Company expects to encounter more competition in the purchase of such lower risk receivables. The Company competes to some extent with providers of alternative financing services, such as floor plan lines of credit from financial institutions, lease financing and dealer self-financing, and certain purchasers of receivables for higher-priced, used motor vehicles. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect to compete with the Company in its market. These competitive factors could have a material adverse effect upon the operations of the Company.


REGULATION

     Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee (purchaser) of such contract liable to the obligor thereon for any violations committed by the assignor (seller). The Company's ANMS verifies the accuracy of disclosure for each receivable that it purchases; however, the Company, as an assignee of such receivables, may be unable to enforce some of its receivables or may be subject to liability to the obligors under some of its receivables if such receivables do not comply with various laws and regulations or the seller violated such law or regulation.

     In the event of default by an obligor on a receivable, the Company has the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the obligor voluntarily surrenders a vehicle, self-help repossession, by an independent third-party repossession entity engaged by the Company, is the method usually employed by the Company when an obligor defaults. Self-help repossession is accomplished by retaking possession of the motor vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order.

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


EMPLOYEES

     As  of  April  30,  1996   the Company had 98 employees, of which 64 were
engaged in receivables purchasing and collections, 6 dealing with the repossession and resale of repossessed vehicles, 22 in administration and 6 in senior management.


RISK  FACTORS

     The Company faces certain risks associated with the operation of it business that in some cases have affected, and in the future could affect, the Company's actual results from operations. These risk factor include, but are not limited to, the following:

     Availability of Funding. The purchase of contracts requires the Company and/or its subsidiaries to raise significant amounts of funds from various sources, including banks, finance companies, and other lenders. There can be no assurance that lenders will provide sufficient credit on terms the Company will find acceptable. One of the Company's planned financing sources is expected to be securitizations. There can be no assurance that the Company's future securitization activities will increase its profitability. Further, there can be no assurance that funding will be available to the Company through the issuance of automobile receivables-backed securities or, if available, that it will be on terms acceptable to the Company.

     Defaults on Automobile Receivables/Shift to New Credit Market. The Company has no historical information related to the quality of receivables it is currently purchasing under its new receivables purchasing programs. A significant increase in delinquencies, repossessions, charge-offs or related receivables could have a material adverse effect on the Company's financial performance.

     Leverage. The ratio of debt to the sum of net worth of the Company may from time to time be from 5 to 1 to as much as 7 to 1. This degree of leverage will increase the Company's vulnerability to adverse general economic conditions and to increased competitive pressures.

     Qualified Personnel. The Company plans to commence a consumer finance business and to expand its automobile receivables purchasing business. The success of this strategy is dependent upon the Company's ability to hire and retain qualified managers and other personnel.

     Dealers. The Company plans to expand its receivables purchasing activities by re-establishing relationships and establishing new relationships with dealers. Dealers often already have favorable secondary financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. Competitive conditions in the Company's markets may result in a reduction in the price discounts available from or fees paid by dealers and a lack of available contracts, which could adversely effect the Company's profitability and its growth plans.

     Key Officers. The Company's future success depends in some measure upon its Chief Executive Officer who has significant experience in the consumer financing business. An unexpected loss of services of this officer could have a material adverse effect upon the Company. The Company does not currently maintain key person life insurance on the Chief Executive Officer but intends to obtain such coverage.

     Reliance on Information Processing Systems. The Company's Business depends upon its ability to store, retrieve, process and manage significant amounts of information. The Company's management information systems, including servers, networks, databases, backup and other systems essential for receivable management, are located and maintained in the Company's Dallas, Texas headquarters. Interruption, impairment of data integrity, loss of stored data, breakdown or malfunction of the Company's information processing systems caused by telecommunications failure, conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power outage or disruption, or other events could have a material adverse effect on the Company's business financial condition and results of operations.

     Increases in Interest Rates. While the automobile receivables purchased by the Company in most cases bear interest at a fixed rate near the maximum rates permitted by law, the Company will finance its purchases of a substantial portion of such contracts by incurring indebtedness with floating interest rates. As a result, the Company's interest costs could increase during periods of rising interest rates, which may decrease net interest margins and thereby adversely affect the Company's profitability.

     Competition. The Company has numerous competitors engaged in the business of buying new and used motor vehicle receivables at a discount. The new programs target receivables whose obligors have somewhat lower credit risk than obligors of receivables previously purchased by the Company. Though the Company expects to market the new programs in a more diverse geographic region, the Company expects to encounter more competition in the purchase of such lower risk receivables. These competitive factors could have a material adverse effect upon the operations of the Company.

     Regulation. Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. These federal laws and regulations include, among others, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Indebtedness Collection Practices Act, the Magnuson-Moss Warranty Act and the Federal Reserve Board's Regulation Z. The Company believes that it maintains all licenses and permits required for its current operations and is in substantial compliance with all applicable federal, state and local laws. There can be no assurance, however, that the Company will be able to maintain all requisite licenses and permits. The failure to satisfy those and other legal requirements could have a material adverse effect in the operation of the Company. Further, the adoption of additional, or the revision of existing, laws and regulations could have a material adverse effect on the Company's business.

     The Federal Trade Commission ("FTC") has adopted the holder-in-due-course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchase could assert against the seller of the goods and services. Failure of the Dealers to comply with state and federal credit and trade practice laws and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on the Company. The FTC's Rule of Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains the warranty coverage (if any) for such vehicles.

     State laws regulate, among other things, the interest rate and terms and conditions of motor vehicle retail installment loans. These laws also impose restrictions on consumer transactions and require loan disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other theories of liability, usury, wrongful repossession, fraud and discriminatory treatment of credit applicants.


ITEM  2.          PROPERTIES

     Search does not hold any real property as an investment nor does it hold a security interest in any real property. All of the real property utilized by Search is held under lease. Generally, office space is on a two to five year lease with an option for renewal for a like term. Most of these leases provide for cancellation rights after a prescribed period of time. Search believes that such properties are in good condition and are adequate to meet its current and reasonably anticipated needs. Information as to minimum rental commitments on leased property and periods of expiration is contained in Note 12 of Financial Statements.


ITEM  3.          LEGAL  PROCEEDINGS

     On July 7, 1994, a class action civil lawsuit was filed against Search, certain of its officers and directors, one of its former accounting firms and the lead underwriter and one of its principals involved in the issuance of Search's common stock. This action was filed in the United States District Court for the Northern District of Texas, Dallas Division, and was styled Ellen O'Shea, et al v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1428-J. On July 11, 1994, and on July 13, 1994, similar actions in John R. Boyd, Jr., et al. v. Search Capital Group, Inc., et al., Civil Action No. 3:94-CV-1452-J; and Gary Odom v. Search Capital Group, Inc., et al,. Civil Action No. 3:94-CV-1494-J, respectively, were also filed. The above cases were consolidated in September 1994 under Civil Action No. 3:94-CV-1428-J (the "O'Shea Class Action Suit").

     The O'Shea Class Action Suit was filed on behalf of all purchasers of Search's common stock during the period beginning December 10, 1993 and ending through July 5, 1994, which was the date that Search made a public announcement regarding lower earnings. The O'Shea Class Action Suit contended that Search made misstatements in its registration statements concerning the Company's computerized system, accounting methodologies used by the Company, collectibility of its receivables and repossession rates of autos that secured its receivables. The plaintiffs also complained of allegedly false public filings, press releases and reports issued during 1994. The plaintiffs sought damages, rescission, punitive damages, pre-judgment interest, fees, costs, equitable relief and or injunctive relief and such other relief as the court deemed just and proper.

     On April 26, 1996, the court entered a Final Judgment and Order of Dismissal approving a settlement (the "Settlement") entered into between Search and counsel for the plaintiffs. This Settlement was initially filed with the court on August 4, 1995, and an amended version of the Settlement was filed on November 13, 1995. The Settlement provided for a cash payment by Search of $287,000 and the issuance by Search of its common stock with a value of $2,613,000. As a result of the settlement, Search issued 1,848,000 shares of its common stock.

     In December 1993, Automobile Credit Acceptance Corp., a wholly-owned subsidiary of Search ("ACAC"), was joined as a defendant in a pending civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc. v. Tim Clothier and Automobile Credit Acceptance Corp., Cause No. 153-144940. The plaintiff in this action alleges the existence of a partnership between the plaintiff and another defendant and seeks damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by the plaintiff. In the petition, the plaintiff alleges that ACAC wrongfully assisted its co-defendant and tortiously interfered with the plaintiff's contracts and business and has claimed, as damages, $750,000. ACAC believes that these allegations are without merit. Discovery in the case is still ongoing, and no opinion can be given as to the final outcome of the lawsuit.

     On August 14, 1995, the Fund Subsidiaries filed a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division, seeking protection under Chapter 11 of the U.S. Bankruptcy Code. These cases were consolidated for joint administration under Case No. 395-34981-RCM-11. On March 4, 1996, the Court entered the Confirmation Order confirming the Joint Plan for all of the Fund Subsidiaries. The Joint Plan was effective March 15, 1996. See "Item 1, Business, Description of Historical Operations and Reorganization of Fund Subsidiaries," and Note 2 to the Notes to Consolidated Financial Statements in Item 8 for a description of the Joint Plan.

     On  January  9,  1996, Search received notice from plaintiffs that a suit had been filed on December 21, 1995 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warren Bowe, et. al. vs. Search Capital Group, Inc., et. al., Cause No. 1:95CV 649GR, and was filed in the Federal District Court for the Southern District of Mississippi. The case was reassigned under Cause No 1:95CSV649BR upon recusal of the judge originally assigned to this case because of his relationship with certain defendants. The plaintiffs allege violations of the securities laws by the defendants and seeks unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. While the Company believes the suit is without merit and intends to vigorously defend itself, the Company has accrued as of March 31, 1996, an estimated amount to cover the costs associated with the settlement of this matter.

     There are presently no other legal proceedings, threatened or pending, relating to the Company which would, in the opinion of management, have a material impact on earnings or the financial condition of the Company.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Special Meeting of Shareholders. On March 1, 1996, the Company held a special meeting of its shareholders (the "Special Meeting") at which the following proposals were approved:

1. Amendment ("Amendment One") of the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20 million to 130 million and of Preferred Stock from 10 million to 60 million, and, accordingly, increase the aggregate number of authorized shares of all stock from 30 million to 190 million; and

2. Amendment ("Amendment Two") of the Company's Certificate of Incorporation to prohibit the Company from issuing any shares of non-voting capital stock to the extent required by Section 1123(a)(6) of the U.S. Bankruptcy Code.

     At the Special Meeting, there were (i) 6,502,055.3 shares of Common Stock represented in person or by proxy, and (ii) 273,400 shares of 12% Senior Convertible Preferred Stock (the "12% Preferred Stock") represented in person or by proxy.

     The total number of shares of 12% Preferred Stock voting to approve both Amendment One and Amendment Two were 273,400. No shares of 12% Preferred Stock abstained from voting on or voted against Amendment One.

     The total shares of Common Stock voting to approve Amendment One and Amendment Two were 6,433,807 and 6,480,807, respectively. The total shares of Common Stock voted against Amendment One and Amendment Two were 55,888 and 9,203, respectively. The total shares of Common Stock that either abstained from voting or did not vote on Amendment One and Amendment Two were 15,940 and 12,045, respectively.

     Annual Meeting of Shareholders. On March 27, 1996, the Company held its annual meeting of shareholders (the "Annual Meeting") at which the following actions were taken:

1. Election of Richard F. Bonini and Luther H. Hodges, Jr., to serve as directors of the Company until the annual shareholders meeting of 1999 or until their successors shall be elected and qualified or until their earlier resignation or removal; and

2. Ratification and approval of the selection of the independent accounting firm of BDO Seidman, LLP to serve as auditor of the Company's consolidated financial statements for the fiscal year ending September 30, 1996.

     At the Annual Meeting, there were (i) 6,455,578 shares of Common Stock represented in person or by proxy, and (ii) 240,500 shares of 12% Preferred Stock represented in person or by proxy.

     At the Annual Meeting, 240,500 shares of 12% Preferred Stock voted to elect each of Richard F. Bonini and Luther H. Hodges, Jr. to the Board of Directors and for approval of BDO Seidman, LLP as the Company's auditors. No shares of 12% Preferred Stock abstained from voting on or voted against such proposals.

     The total number of shares of Common Stock voting to elect Richard F. Bonini and Luther H. Hodges, Jr. to the Board of Directors was 6,449,308 and 6,449,188, respectively. The total shares of Common Stock voted against electing Richard F. Bonini and Luther H. Hodges, Jr. to the Board of Directors was 6,270 and 6,390, respectively. No shares of Common Stock abstained from voting.

     A total of 6,439,490 shares of Common Stock were voted for approval of the selection of BDO Seidman, LLP as the Company's auditor for the fiscal year ending September 30, 1996. A total number of 16,088 shares of Common Stock were voted against. No shares of Common Stock abstained from voting.

                                   PART II

ITEM  5.         MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
                 MATTERS

     Effective December 10, 1993, the Company listed its Common Stock on the NASDAQ National Market System under the symbol "SRCG." Effective March 23, 1995, the Company's Common Stock was delisted by NASDAQ for failure to file timely its Form 10-K Annual Report for the fiscal year ended September 30, 1994 and its Form 10-Q Quarterly Report for the quarter ended December 30,
1994 and for failure to meet its continued listing criteria for consolidated net tangible assets.

     On May 23, 1996, the Company's new issue of 9%/7% Convertible Preferred Stock began trading in the over-the-counter market under the symbol SPGHP. The shares of 9%/7% Convertible Preferred Stock are convertible at any time into Common Stock in the ratio of two shares of Common Stock for each share of the 9%/7% Convertible Preferred Stock. For a description of this 9%/7% Convertible Preferred Stock, see Note 8 to the Notes to the Consolidated Financial Statements in Item 7.

     The following table sets forth for each quarter after fiscal 1993 the high and low bid and ask prices for the Common Stock prior to December 10, 1993, and after March 22, 1995, as reported by the National Quotations Bureau, and the high and low sales prices for the Common Stock after December 9, 1993, and prior to March 23, 1995, as reported by the National Market System of NASDAQ. Prior to December 10, 1993, trading of the Company's Common Stock in the over-the-counter market was sporadic and limited. Prior to December 10, 1993, and after March 22, 1995, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                     BID  PRICES     ASK  PRICES   NASDAQ  (1)
                     ------------  -------------  -------------
FISCAL YEARS         HIGH    LOW    HIGH    LOW    HIGH    LOW
- -------------------  -----  -----  ------  -----  ------  -----
1994
- -------------------
Oct. 1-Dec. 9, 1993  8.750  6.000  11.000  8.000
Dec. 10-31, 1993                                   9.500  8.500
Second Quarter                                    15.250  8.750
Third Quarter                                     14.000  8.750
Fourth Quarter                                     9.750  3.375

1995
- -------------------
First Quarter                                      3.625  1.000
Second Quarter       2.125  1.125   2.375  1.375
Third Quarter        1.875  0.813   2.250  1.063
Fourth Quarter       2.000  1.000   2.250  1.188

1996
- -------------------
First Quarter        1.938  1.000   2.125  1.219
Second Quarter       1.625  1.000   1.813  1.063


     As of June 17, 1996, there were approximately 3,898 holders of record of the Common Stock.

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


ITEM  6.          SELECTED  FINANCIAL  DATA

     Set forth below is a table of selected consolidated financial data for the fiscal year ended December 31, 1992; the nine month period ending September 30, 1993; the fiscal years ended September 30, 1994 and September
30,  1995  and  the  six  month  period  ended  March  31,  1996:


                                                                6 MONTHS     YEAR       YEAR      9 MONTHS      YEAR
                                                                 ENDED       ENDED      ENDED      ENDED       ENDED
(In thousands, except per share data)                           3/31/96     9/30/95    9/30/94    9/30/93     12/31/92
                                                               ----------  ---------  ---------  ----------  ----------
Statement of Operations Data:
Interest revenue                                               $   3,541   $ 13,472   $ 14,054   $   7,096   $   2,739
Interest expense (1)                                              (1,306)   (11,205)    (9,968)     (4,173)     (1,909)
Provision for credit losses (2)                                   (4,982)    (3,128)   (20,180)          -           -
                                                               ----------  ---------  ---------  ----------  ----------
Net interest income (loss) after provision for credit losses      (2,747)      (861)   (16,094)      2,923         830
Operating and Other expenses                                       8,098     15,881      9,296       3,051       1,470
Settlement expense                                                   535      2,837        560           -           -
Reorganization expense                                                 -        315          -           -           -
                                                               ----------  ---------  ---------  ----------  ----------
(Loss) from continuing operations                                (11,380)   (19,894)   (25,950)       (128)       (640)
Extraordinary gain on debt discharge                               8,709          -          -           -           -
                                                               ----------  ---------  ---------  ----------  ----------
Net (loss)                                                        (2,671)   (19,894)   (25,950)       (128)       (640)
Preferred stock dividends                                            327        240        240         263         206
(Loss) available to common stockholders                        $  (2,998)  $(20,134)  $(26,190)  $    (391)  $    (846)
                                                               ==========  =========  =========  ==========  ==========

Loss per share of common stock from continuing operations      $   (1.12)  $  (2.25)  $  (2.33)  $   (0.06)  $   (0.22)
Gain per share on extraordinary item                                 .83          -          -           -           -
Net loss per share of common stock                             $    (.29)  $  (2.25)  $  (2.33)  $   (0.06)  $   (0.22)
Weighted average number of common shares outstanding (4)          10,447      8,967     11,258       6,131       3,851

Operating Data:
Number of active Dealers at period end (3)                            22        125        206         126          68
Number of receivables at period end                                7,996     12,128     18,995       6,991       2,962
Number of receivables purchased during period                      1,169      5,328     18,377       6,331       3,452

(In thousands)                                                   3/31/96    9/30/95    9/30/94     9/30/93    12/31/92
                                                               ----------  ---------  ---------  ----------  ----------
Balance Sheet Data:
Contract receivables, net                                      $  17,298   $ 34,948   $ 61,823   $  29,396   $  11,009
Total assets                                                      37,346     49,922     75,126      44,223      19,912
Notes payable (prepetition subject to compromise)                      -     69,320          -           -           -
Notes payable                                                          -          -     70,768      40,562      18,000
Total liabilities                                                 10,342     75,557     79,502      42,013      18,838
Shareholders' equity (deficit)                                    27,004    (25,635)    (4,376)      2,210       1,074

______________________
(1) Includes amortization of offering expenses incurred in connection with Note offerings of $1,221,000, $2,840,000, $2,158,000, $762,000, and
     $306,000,  respectively.
(2) The provision for credit losses is first recorded in 1994 because of the adoption of SFAS 114. See the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Interest Income and Provision for Credit Losses."
(3) Active Dealers are those Dealers who sold receivables to the Company during the last 30 days of the current period, and the last 60 days of the fiscal year ended September 31, 1995.
(4) The weighted average common shares outstanding are significantly less than the outstanding common shares shown on F-5 due to the effective date of the Joint Plan beginning on March 15, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Except where otherwise indicated, the following discussion relates to the operations of the Company on a consolidated basis.


Interest  Income  and  Provision  for  Credit  Losses

     Through the third quarter of fiscal 1994, the Company aggregated pools of loans and recorded interest revenue and allowance for credit losses for the pools based on AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans ("PB6"). Under PB6 no credit loss was recognized on a portfolio of retail installment sales contracts unless the aggregate of the undiscounted expected future cash flows for that portfolio of loans was less than the carrying amount of the respective portfolio. Each of the Fund Subsidiaries aggregated its loan portfolio into a separate and distinct pool for collective evaluation under PB6. Each portfolio of loans held by each of the Fund Subsidiaries was considered a separate and distinct pool for treatment under PB6

     Under PB6, the Company recorded an allowance for credit losses upon acquisition of the retail installment sales contracts in an amount equal to the difference between the total future contractual payments and the estimated undiscounted future cash collections. The difference between the undiscounted future cash collections and the acquisition amount of the installment contracts was amortized to interest revenue over the period in which payments on the receivables were expected to be collected. Under PB6, if the estimate of the total probable collections was increased or decreased but still greater than the sum of the acquisition amount less collections plus the discount amortized to date, the remaining amount of the discount to be amortized to interest income was adjusted and amortized over the remaining life of the loans. Accordingly, changes in estimates of future cash collections were recognized through prospective yield adjustments.

     In the fourth quarter of fiscal 1994, Search elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114"), which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. In accordance with SFAS 114, contracts receivable are analyzed on a loan-by-loan basis. Search evaluates the impairment of loans based on contractual delinquency, as well as other factors specific to the receivable. When a concern exists as to the collectibility of an account, interest income ceases to be recognized. The receivables, once impaired, are collateral dependent; that is, once a receivable is in default, Search looks to the underlying collateral for repayment of the receivable. Therefore, at impairment, Search records an allowance for credit losses to record the receivable at the fair value of the collateral. If the measure of the impaired receivable is less than the net recorded investment in the receivable, Search recognizes an impairment by creating an additional allowance for credit losses in excess of the initial allowance provided, with a corresponding charge to provision for credit losses. The provision for credit losses is adjusted for any differences between the final net proceeds of an impaired receivable and its net carrying value.

     Search continues to record receivable purchases at cost. Contractual finance charges are initially recorded as unearned interest and amortized to interest income using the interest method. As noted above, amortization of interest income ceases upon impairment. An initial allowance for credit losses is recorded at the acquisition of a note receivable equal to the unearned discount, the difference between the amount financed and the acquisition cost. The recognition of this initial allowance is recorded as an adjustment to the provision for credit losses.

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


(Dollars in thousands)                                              FOR THE YEARS ENDING
                                       -------------------------------------------------------------------------
(Unaudited)                            DECEMBER 31, 1992   SEPTEMBER 30, 1993   SEPTEMBER 30, 1994   CUMULATIVE
                                       ------------------  -------------------  -------------------  -----------
PB6 on a net loan-by-loan basis        $              135  $                45  $             5,668  $     5,848
PB6 on a pooled basis                                   -                    -                5,259        5,259
                                       ------------------  -------------------  -------------------  -----------
Increase (Decrease) in Credit Losses   $              135  $                45  $               409  $       589
                                       ==================  ===================  ===================  ===========

     Calculating the provision for credit losses under PB6 on a loan-by-loan basis and PB6 on a pooled basis would have resulted in a difference in earnings for those years due to the way that individual amounts are separated from pooled amounts.

     The Company reported its results by applying PB6 using a pooled methodology for fiscal years 1992 and 1993. Differing interpretations of PB6 are that it permits the evaluation of impaired loans using either a pooled or a loan-by-loan methodology.

     When PB6 is applied on a pooled basis, the excess loan impairment reserve, arising when the net investment is greater than the amount probable of collection on individual loans, is netted against the excess unearned interest and discount of the other loans in the same pool of loans. If there are not adequate available unearned interest and discount balances in the pool of loans, the excess over those collective balances would be charged directly to the provision for credit losses.

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

     Prior to adoption of SFAS 114, the Company, as more fully explained below, only recorded credit losses when the aggregate of undiscounted expected future cash flows of a pool of loans did not exceed the carrying amount of the respective pool. In 1994, credit losses of $5,259,000, which represented the excess of the carrying amount of the respective pools over the undiscounted expected future cash flows of the respective pools, would have been recorded notwithstanding the adoption of SFAS 114.

     In accordance with the adoption of SFAS 114, the portion of the increase in allowance for credit losses (applicable to the $14,921,000 recorded to reduce individually impaired loans to the fair value of their underlying collateral), some of which, if any, is attributable to prior years, was included in current operations of the year of adoption (fiscal 1994), and no cumulative effect is shown on the statement of operations. The Company is evaluating impairment of its contract receivables on a loan-by-loan basis since the adoption of SFAS 114.

     The following table, containing unaudited PB6 estimates that the Company believes are reasonably accurate, compares the provision for credit losses and reduction in interest income under PB6 and under SFAS 114 for fiscal year 1994:


(Dollars in thousands)                                   YEAR ENDED SEPTEMBER 30, 1994
                                                         ------------------------------
Provision for Credit Losses                              $                       20,180

PB6  :
Interest Revenue Reduction                        4,413
Provision for Credit Losses                         846                           5,259
                                                  -----  ------------------------------
Increases in Losses due to Adoption of SFAS 114          $                       14,921
                                                         ==============================

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

     Under PB6, when the total probable collections for a loan is greater than the net investment, any adjustment to the estimated undiscounted collections is recorded as a reduction to unearned interest and discount, with the remaining unearned interest and discount being amortized over the remaining life of the loan, reducing the future yield of the loan. Therefore, under PB6, credit losses are only recorded when the future expected yield of the loan portfolio has been reduced to zero and the net investment is greater than the undiscounted probable collection.

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


RESULTS  OF  OPERATIONS

     Contract  Purchasing  Activity.    Contract  purchases  increased rapidly
during the nine months ended September 1993 and the fiscal year ended September 1994. Due to the inadequate collections on contract receivables, the Company tightened purchasing procedures in January 1995. Total contract collections over the life of a group of loans is primarily dependent on repossession  rates,  number  of  payments  received prior to repossession and repossession proceeds. While eventual repossession rates can only be forecasted during the life of a group of contracts, the percentage of contracts that have not made their first payment ("first payment defaults") is a good indication of the quality of receivable purchased within a specific period. First payment defaults are more serious than other repossessions because the differences between repossession proceeds and the cost of the receivable are not reduced by customer payments prior to repossession.



   FIRST PAYMENT DEFAULTS AS PERCENTAGE OF TOTAL CONTRACTS BOOKED BY QUARTER
                            CONTRACTS WERE BOOKED

                                    DEFAULT PERCENT OF   TOTAL NUMBER OF
                                    -------------------  ----------------
PERIOD                               CONTRACTS BOOKED    CONTRACTS BOOKED
- ----------------------------------  -------------------  ----------------
First Quarter of Fiscal Year 1991                 0.00%                 1
Second Quarter of Fiscal Year 1991                0.00%                47
Third Quarter of Fiscal Year 1991                 2.67%                75
Fourth Quarter of Fiscal Year 1991                2.90%               207
First Quarter of Fiscal Year 1992                 3.46%               405
Second Quarter of Fiscal Year 1992                6.73%               594
Third Quarter of Fiscal Year 1992                 7.19%               918
Fourth Quarter of Fiscal Year 1992                8.29%             1,254
First Quarter of Fiscal Year 1993                 6.79%             1,930
Second Quarter Fiscal Year 1993                   5.83%             1,731
Third Quarter of Fiscal Year 1993                 8.96%             2,432
First Quarter of Fiscal Year 1994                11.67%             3,360
Second Quarter of Fiscal Year 1994                9.09%             4,810
Third Quarter of Fiscal Year 1994                11.14%             4,749
Fourth Quarter of Fiscal Year 1994               12.31%             4,160
First Quarter of Fiscal Year 1995                 9.15%             1,355
Second Quarter of Fiscal Year 1995                3.74%             1,122
Third Quarter of Fiscal Year 1995                 3.30%             1,484
Fourth Quarter of Fiscal Year 1995                3.70%             1,222
First Quarter of Fiscal Year 1996                 2.30%               760
Second Quarter of Fiscal Year 1996                3.70%               352


     First Payment Default. The changes in first payment defaults suggest that when contract purchasing volume increased in 1994, the quality of the contracts being purchased deteriorated. After analysis of these contracts, the Company realized that the high number of first payment defaults were due, in part, to (i) Dealers overstating to the Company the amount of the downpayment made by obligors and (ii) Dealers overstating the value of the automobile securing the receivables. Obligors, because they had little downpayment invested in the automobile or because they felt they had paid too high a price for the automobile, were willing to allow the automobile to be repossessed rather than begin making payments. After year end September 1994, the Company was able to reduce first payment defaults by being more selective in the contracts purchased and initiating personal interviews in order to verify amount of downpayments.


Comparison of the Period Ended March 31, 1996 to the Six Months Ended March 31, 1995

     The Company changed its fiscal year from September 30 to March 31 in order to start a new fiscal year rendering the reorganization effective March 15, 1995. Therefore, the comparison below compares the six months ended March 31, 1996 to the comparable six months ended March 31, 1995.

     The Company purchased 1,169 contracts, at a cost of $5,471,000, during the six months ending March 31, 1996 compared to 2,417 contracts, at a cost of $10,670,000, during the six months ending March 31, 1995. The decrease in contracts purchased of 1,248, or 52%, is a result of a decrease in the amount of funds available for reinvestment in contracts due to more Fund Subsidiaries being restricted from purchasing contracts in 1996 than during the six month period in 1995. Virtually all of the contracts purchased during both periods were purchased under the criteria contained in the Trust Indenture for each Fund Subsidiary. Effective March 15, 1996, the Trust Indentures were canceled and all new originations are now under the Company's new purchasing criteria. See Item 1. Business. "Operations Since Reorganization of the Fund Subsidiaries" for a discussion of the Company's new underwriting standards.

     For the six months ended March 31, 1996, the Company had interest revenue of $3,541,000 compared to $8,694,000 for the six months ended March 31, 1995. The decrease in interest revenue of $5,153,000, or 59%, is due to a decrease in average net interest earning receivables from $61,100,000, for the six months ended March 31, 1995, to $34,790,000, for the six months ended March 31, 1996.

     Interest expense decreased $5,131,000, or 80%, from $6,437,000 for the six months ended March 31, 1995 to $1,306,000 for the six months ended March 31, 1996. The decrease in interest expense is due primarily to termination of interest accrual on the debt of the Fund Subsidiaries as of the date of filing for Bankruptcy, August 15, 1995, or the fund's maturity date, whichever occurred first. See Note 5 to the Consolidated Financial Statements. The decrease in interest expense was partially offset by the increase in interest expense associated with outstanding lines of credit.

     The provision for credit losses decreased $355,000, or 7%, from $5,337,000 for the six months ended March 31, 1995, to $4,982,000 for the six months ended March 31, 1996. The decrease in the provision for loan losses is due to adequate provisions for loan losses being provided in prior periods.

     General and administrative expenses increased $877,000 or 12% from $7,221,000 to $8,098,000. The increase in general and administrative expense is due to higher cost associated with repossessing vehicles and legal and administrative costs.

     Net loss for the six months ended March 31, 1996 was $2,998,000 compared to $10,421,000 for the six months ended March 31, 1995. The decrease in net loss is due primarily to $8,709,000 of gain on extraordinary items related to extinguishment of debt on Fund Subsidiaries. See Note 5 to the Notes to Consolidated Financial Statements.


Comparison of Twelve Month Periods Ended September 30, 1995 and the Twelve Month Period ending September 30, 1994

     The Company purchased 5,328 contracts, at a cost of $24,830,000, during the twelve months ending September 30, 1995 compared to 18,377, contracts at a cost of $88,124,000, purchased during the twelve months ended September 30, 1994. The decrease in contract purchases of 13,049 or 71% was due to tightened purchasing procedures, reductions in new funds raised, and a smaller Dealer Network.

     Interest revenue decreased 4% from $14,054,000 to $13,472,000 for the year ended September 30, 1995, due to decreased contracts receivables. Interest expense increased 12% from $9,968,000 to $11,205,000 due to increased offering cost amortization and the fact that the ACF VI debt of $10,675,000 was outstanding for all of 1995 as compared to a portion of 1994. The increase in interest expense was somewhat mitigated by ceasing the interest expense accrual for the Note debts of the Fund Subsidiaries as a result of the bankruptcy petitions or maturity dates (whichever event occurred first). See
Note  5  in  Notes  to  Consolidated  Financial  Statements.

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

     General and administrative expenses increased from $9,296,000 to $15,881,000. The increase in general and administrative expense is primarily due to increased repossession, remarketing, and collection costs. During the years ended September 30, 1995, the Company incurred $1,270,000 of additional cost in the repossession and remarketing of vehicles as compared to such costs in 1994. The largest increases were in repossession and repair fees which increased from $1,432,000 to $2,332,000. During the year ended September 30, 1995, the Company repossessed a total of 7,273 vehicles compared to 6,449 during the year ended September 30, 1994.

     The net loss before dividends decreased $6,056,000 from $25,950,000 in fiscal 1994 to $19,894,000 in fiscal 1995. The decrease in net loss was primarily due to a decrease in the provision for credit losses of $17,052,000 partially offset by increases in interest expense of $1,237,000 and general and administrative expenses of $6,561,000 and increases in settlement and reorganization charges of $2,592,000.


LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL

     The Company's business will have an ongoing requirement to raise substantial amounts of cash to support its activities. The principal cash requirements include amounts to purchase receivables, cover operating expenses and to pay preferred stock dividends. The Company has a significant amount of cash on hand as of March 31, 1996 which it considers adequate to meet its reasonably anticipated needs. The Company intends to invest a portion of this cash into finance receivables. In the future, additional liquidity will be necessary to support growth of the Company's load portfolio and operations. The Company intends to leverage its net equity and subordinated debt in the future.

     Search has obtained a commitment for a line of credit to purchase receivables which would then be assigned to special purpose entities for future securitization. Search has also received a commitment for a line of credit to purchase receivables which would remain on Search's balance sheet. These commitments are subject to completion of definitive documentation. Search is also pursuing additional banking lines of credit. These financings would be utilized for the purchase of contract receivables. Search believes the financings as contemplated would be adequate to fund anticipated future operations of Search.

     The Company's annual dividend requirements on the outstanding shares of its 12% Preferred Stock and 9%/7% Preferred Convertible Stock, as of May 31, 1996, were $240,000 and $5,375,000, respectively. The annual dividend requirement on the Company's 9%/7% Convertible Preferred Stock will remain at the 9% level, or $5,375,000, for the first three years and then decrease to the 7% level, or $4,181,000, for the remaining four-year term. Any conversion to Common Stock would reduce these dividend requirements.

     See "Item 1, Financing" for a discussion of subsequent financing activity which occurred after March 31, 1996. See Note 3 to the Notes to Consolidated Financial Statements.


Operating  Activities

     During the six months ended March 31, 1996, the Company utilized cash of $4,141,000 in its operations as compared to cash of $10,741,000 used in during the twelve months ended September 30, 1995. The net loss for the six months ended March 31, 1996 decreased from a net loss of $19,894,000 for the year ended September 30, 1995 to a net loss of $2,671,000 for the six months ended March 31, 1996. A significant portion of the decrease in loss from 1995 to 1996 resulted from an extraordinary gain on debt extinguishment of $8,709,000. General and administrative expenses decreased from $15,881,000 to $8,098,000, while settlements and reorganization expenses decreased by $2,617,000 from
$3,152,000  to  $535,000.    The  decrease  in  general  and  administrative
expenditures is due to there being only six monthly periods included in 1996 compared to twelve monthly periods included in 1995.


Investing  Activities

     During the twelve months ended September 30, 1995, the Company's investing activities provided cash of $17,592,000 as compared to cash of $20,423,000 provided by investing activities during the six months ended March 31, 1996. This change resulted primarily from reduced contract purchases of $19,359,000 and an increase in unrestricted cash of $12,624,000, partially offset by decreased collection proceeds of $29,731,000.


Financing  Activities

     During the twelve months ended September 30, 1995, the Company utilized cash of $7,348,000 in its financing activities as compared to cash of $1,093,000 provided by financing activities during the six months ended March 31, 1996. In 1995, the Company raised only $1,779,000 through Note offerings and repaid $2,429,000 on its line of credit and repaid $5,077,000 of the Notes payable. During the six months ended March 31, 1996, the Company had net borrowings of $1,225,000 under lines of credit, did not pay any funds through Note offerings and did not raise any of the Notes payable. Because of the Bankruptcy, no payments were made on the Fund Subsidiaries' Notes Payable and GECC was settled in full.


Recent  Accounting  Pronouncement

     Information as to recent accounting pronouncements is contained in Note 8 of the Notes to Consolidated Financial Statements.


ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     See  index  at  page  F-1.

                 SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             PAGE
                                                                             ----

Independent Certified Public Accountants' Report                             F-2

Consolidating Balance Sheets as of March 31, 1996 and September 30, 1995     F-3

Consolidating Statements of Operations for the six months ended March 31,    F-4
1996, the years ended September 30, 1995 and 1994.

Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit) F-5 for the period from October 1, 1993 through March 31, 1996.

Consolidated Statements of Cash Flows for the six months ended March 31,     F-6
1996, the years ended September 30, 1995 and 1994.

Notes to Consolidated Financial Statements                                   F-7


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT



To  The  Board  of  Directors  and  Stockholders
Search  Capital  Group,  Inc.
Dallas,  Texas

     We have audited the accompanying consolidated balance sheets of Search Capital Group, Inc. and its subsidiaries ("the Company") as of March 31, 1996, and September 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit), and cash flows for the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Search Capital Group, Inc. and Subsidiaries as of March 31, 1996, and September 30, 1995, and the results of its operations and its cash flows for the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 4 to the consolidated financial statements in 1994, the Company elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118, thus changing its method of accounting for loan impairments.



                              Certified  Public  Accountants





Dallas,  Texas
May  10,  1996


                 SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                          March 31, 1996               September 30, 1995
                                                  ----------------------------------  --------------------
ASSETS                                             Historical    Pro forma (Note 3)
- ------------------------------------------------  -------------  -------------------
Gross contracts receivable (Note 4)               $ 37,086,000   $       37,086,000   $        66,677,000
Unearned interest                                   (6,435,000)          (6,435,000)          (13,106,000)
                                                  -------------  -------------------  --------------------
Net contracts receivable                            30,651,000           30,651,000            53,571,000
Allowance for credit losses                        (13,353,000)         (13,353,000)          (18,623,000)
Loan origination costs                               3,984,000            3,984,000             3,754,000
Amortization of loan origination costs              (3,578,000)          (3,578,000)           (2,937,000)
    Net contract receivables - after allowance
    for credit losses & other costs                 17,704,000           17,704,000            35,765,000
                                                  -------------  -------------------  --------------------

Cash and cash equivalents                           17,817,000           21,582,000               442,000
Restricted cash (Note 2)                                     -                    -             8,105,000
Vehicles held for resale                               566,000              566,000               601,000
Deferred note offering cost, net (Note 1)                    -                    -             3,062,000
Property and equipment, net                          1,062,000            1,062,000             1,306,000
Other assets, net                                      197,000              197,000               641,000
                                                  -------------  -------------------  --------------------

Total assets                                      $ 37,346,000   $       41,111,000   $        49,922,000
                                                  =============  ===================  ====================
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
- ------------------------------------------------------
Lines of credit (Notes 3 & 6)                     $  2,283,000   $                -   $         1,058,000
Accrued settlements  (Notes 14 & 15)                   688,000              688,000             2,912,000
Accrued restructuring  (Note 2)                              -                    -               214,000
Accounts payable and other liabilities               7,356,000            7,356,000             2,051,000
Accrued interest                                        15,000                    -                 2,000
                                                  -------------  -------------------  --------------------
Liabilities                                         10,342,000            8,044,000             6,237,000
                                                  -------------  -------------------  --------------------

Prepetition notes payable and accrued
 interest - subject to compromise (Notes 2,5)                -                    -            69,320,000
                                                  -------------  -------------------  --------------------

Stockholders' Equity (Capital Deficit)
- ------------------------------------------------
Preferred stock (Note 8)                               154,000              174,000                 4,000
Common stock (Note 8)                                  259,000              300,000               117,000
Additional paid-in capital                          81,784,000           87,786,000            26,766,000
Accumulated deficit                                (54,043,000)         (54,043,000)          (51,372,000)
Treasury stock                                      (1,150,000)          (1,150,000)           (1,150,000)
                                                  -------------  -------------------  --------------------
    Total stockholders' equity (capital deficit)    27,004,000           33,067,000           (25,635,000)
                                                  -------------  -------------------  --------------------
Total liabilities and stockholders' equity
     (capital deficit)                            $ 37,346,000   $       41,111,000   $        49,922,000
                                                  =============  ===================  ====================


         See accompanying notes to consolidated financial statements.

                 SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations



                                        Six Months Ended
                                         March 31, 1996         Year Ended            Year Ended
                                            (Note 1)        September 30, 1995    September 30, 1994
                                       ------------------  --------------------  --------------------
Interest revenue                       $       3,541,000   $        13,472,000   $        14,054,000
Interest expense                               1,306,000            11,205,000             9,968,000
                                       ------------------  --------------------  --------------------
Net interest income (loss)                     2,235,000             2,267,000             4,086,000

Provision for credit losses                    4,982,000             3,128,000            20,180,000
                                       ------------------  --------------------  --------------------
Net interest income (loss) after
       provision for credit losses            (2,747,000)             (861,000)          (16,094,000)
                                       ------------------  --------------------  --------------------

General and administrative expense             8,098,000            15,881,000             9,296,000
Settlement expense                               535,000             2,837,000               560,000
Reorganization expense (Notes 2 & 10)                  -               315,000                     -
Operating and other expense                    8,633,000            19,033,000             9,856,000

Loss before extraordinary item               (11,380,000)          (19,894,000)          (25,950,000)
Extraordinary gain on discharge of
       debt (Notes 2 & 5)                      8,709,000                     -                     -
                                       ------------------  --------------------  --------------------
Net loss                                      (2,671,000)          (19,894,000)          (25,950,000)

Preferred stock dividends                       (327,000)             (240,000)             (240,000)
Net loss attributable to common
    stockholders                       $      (2,998,000)  $       (20,134,000)  $       (26,190,000)
                                       ==================  ====================  ====================


Loss per common share before
    extraordinary item                 $           (1.12)  $             (2.25)  $             (2.33)
Gain on extraordinary item                          0.83                     -                     -
Loss per common share                  $           (0.29)  $             (2.25)  $             (2.33)
                                       ==================  ====================  ====================

Weighted average number of
      common shares outstanding               10,447,000             8,967,000            11,258,000
                                       ==================  ====================  ====================


         See accompanying notes to consolidated financial statements.




                            SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                Statement of Changes in Stockholders' Equity (Capital Deficit) (Note 8)

                      For the period from October 1, 1993 through March 31, 1996


                                    Preferred Stock -12% Preferred Stock - 9%/7%     Common stock          Treasury Stock
                                        ----------------  --------------------  ----------------------  -----------------------
                                        Shares   Amount     Shares     Amount     Shares      Amount     Shares       Amount
                                        -------  -------  ----------  --------  -----------  ---------  ---------  ------------
Balance, October 1, 1993                400,000  $ 4,000           -         -  12,165,670   $122,000   2,526,389  $   (25,000)

Issuance of common shares for cash            -        -           -         -   2,785,000     28,000           -            -
ESOP termination, net of expenses             -        -           -         -    (306,152)    (3,000)          -            -
Stock cancellation                            -        -           -         -  (2,946,988)   (30,000)          -            -
12% preferred  stock dividends                -        -           -         -           -          -           -            -
Net loss                                      -        -           -         -           -          -           -            -

Balance, September 30, 1994             400,000    4,000           -         -  11,697,530    117,000   2,526,389      (25,000)

Stock purchase at May 5, 1995                 -        -           -         -           -          -     500,000   (1,125,000)
12% preferred stock dividends                 -        -           -         -           -          -           -            -
Net loss                                      -        -           -         -           -          -           -            -

Balance, September 30, 1995             400,000    4,000           -         -  11,697,530    117,000   3,026,389   (1,150,000)

Exercise of options                           -        -           -         -      35,840      1,000           -            -
Class action suit settlement (Note 14)        -        -           -         -   1,848,000     18,000           -            -
ESOP shares distribution                      -        -           -         -     178,848      2,000           -            -
Reorganization (Note 2)                       -        -  15,031,648   150,000  12,115,001    121,000           -            -
12%  preferred stock dividends                -        -           -         -           -          -           -            -
9% preferred stock dividends                  -        -           -         -           -          -           -            -
Net loss                                      -        -           -         -           -          -           -

Historical balance at March 31, 1996    400,000    4,000  15,031,648   150,000  25,875,219    259,000   3,026,389   (1,150,000)

PRO FORMA INFORMATION (NOTE 3)
     Debt conversion                          -        -           -         -   2,500,000     25,000           -            -
     Additional investment                    -        -   2,032,800    20,000   1,638,400     16,000           -            -

Pro forma balance at March 31, 1996     400,000  $ 4,000  17,064,448  $170,000  30,013,619   $300,000   3,026,389  $(1,150,000)


                                           Additional       ESOP Notes    Accumulated  Stockholders'  Equity
                                        -----------------  ------------  -------------  ------------------
                                         Paid-In Capital    Receivable      Deficit     (Capital Deficit)
                                        -----------------  ------------  -------------  ------------------
Balance, October 1, 1993                $      8,711,000   $(1,073,000)  $ (5,528,000)  $       2,211,000

Issuance of common shares for cash            19,379,000             -              -          19,407,000
ESOP termination, net of expenses               (874,000)    1,073,000              -             196,000
Stock cancellation                                30,000             -              -                   -
12% preferred  stock dividends                  (240,000)            -              -            (240,000)
Net loss                                               -             -    (25,950,000)        (25,950,000)

Balance, September 30, 1994                   27,006,000             -    (31,478,000)         (4,376,000)

Stock purchase at May 5, 1995                          -             -              -          (1,125,000)
12% preferred stock dividends                   (240,000)            -              -            (240,000)
Net loss                                               -             -    (19,894,000)        (19,894,000)

Balance, September 30, 1995                   26,766,000             -    (51,372,000)        (25,635,000)

Exercise of options                               10,000             -              -              11,000
Class action suit settlement (Note 14)         2,595,000             -              -           2,613,000
ESOP shares distribution                          (2,000)            -              -                   -
Reorganization (Note 2)                       52,742,000             -              -          53,013,000
12%  preferred stock dividends                  (120,000)            -              -            (120,000)
9% preferred stock dividends                    (207,000)            -              -            (207,000)
Net loss                                               -             -     (2,671,000)         (2,671,000)

Historical balance at March 31, 1996          81,784,000             -    (54,043,000)         27,004,000

PRO FORMA INFORMATION (NOTE 3)
     Debt conversion                           1,692,000             -              -           1,717,000
     Additional investment                     4,310,000             -              -           4,346,000

Pro forma balance at March 31, 1996     $     87,786,000             -   $(54,043,000)  $      33,067,000


         See accompanying notes to consolidated financial statements



                 SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows



                                                   Six  Months Ended        Year Ended            Year Ended
                                                    March 31, 1996      September 30, 1995    September 30, 1994
                                                  -------------------  --------------------  --------------------
OPERATING ACTIVITIES:
Net loss                                          $       (2,671,000)  $       (19,894,000)  $       (25,950,000)
Adjustments to reconcile net loss to
  cash provided by (used in) operations:
Provision for credit losses                                4,982,000             3,128,000            20,180,000
Amortization of deferred offering costs                    1,221,000             2,840,000             2,158,000
Amortization of loan origination costs                       641,000             1,047,000             1,728,000
Depreciation and amortization                                262,000               384,000               217,000
Extraordinary gain on discharge of debt                   (8,709,000)                    -                     -
Loss on disposition of fixed assets                          112,000                     -                     -
Changes in assets and liabilities:
Decreases (increases) in other assets, net                   470,000               (86,000)               60,000
       Increases (decreases) in accounts payable
           and accrued expense                              (449,000)            1,840,000             3,488,000

Cash provided by (used in) operations                     (4,141,000)          (10,741,000)            1,881,000
                                                  -------------------  --------------------  --------------------

INVESTING ACTIVITIES:
Purchase of contract receivables including
   origination fees                                       (5,471,000)          (24,830,000)          (88,124,000)
Principal payments on contract receivables
    including proceeds from sales of vehicles             17,921,000            47,652,000            33,912,000
Purchases of property and equipment                         (132,000)             (711,000)             (957,000)
(Increases) decreases in restricted cash                   8,105,000            (4,519,000)            3,416,000
Decrease in notes receivable, related party                        -                     -               167,000

Cash provided by (used in) investing                      20,423,000            17,592,000           (51,586,000)
                                                  -------------------  --------------------  --------------------

FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit           1,225,000            (2,429,000)            3,487,000
Notes payable proceeds                                             -             1,779,000            31,206,000
Notes payable repayments                                           -            (5,077,000)           (1,000,000)
Capital lease (repayments) financing                         (24,000)              (58,000)              308,000
Notes payable offering costs                                       -              (198,000)           (3,455,000)
Proceeds from sale of stock, net of expense                        -                     -            19,407,000
Proceeds from exercise of options                             12,000                     -                     -
Purchase of  treasury stock                                        -            (1,125,000)                    -
Change in ESOP Note Receivable                                     -                     -               196,000
Payment of dividends                                        (120,000)             (240,000)             (240,000)

Cash provided by (used in) financing activities            1,093,000            (7,348,000)           49,909,000
                                                  -------------------  --------------------  --------------------

CHANGE IN CASH AND CASH EQUIVALENTS:
Change in cash and cash equivalents                       17,375,000              (497,000)              204,000
Cash and cash equivalents - beginning                        442,000               939,000               735,000

Cash and cash equivalents - ending                $       17,817,000   $           442,000   $           939,000
                                                  ===================  ====================  ====================



SUPPLEMENTAL INFORMATION:
Cash paid for interest                            $           71,000   $         9,272,000   $         7,426,000
                                                  ===================  ====================  ====================


         See accompanying notes to consolidated financial statements.


                 SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES  AND  PRACTICES

     General.   The accompanying consolidated financial statements include the accounts of Search Capital Group, Inc. ("Search") including its subsidiaries ("the Company") as follows:



                                                                       Ownership
Subsidiary                                                            Percentage
- --------------------------------------------------------------------  -----------
Automobile Credit Holdings, Inc. ("ACHI")                                    100%
Automobile Credit Acceptance Corp. ("ACAC") (100% owned by ACHI)             100%
Consumer Dealer Autocredit Corporation ("CDAC") (100% owned by ACHI)      100% *
Eight Fund Subsidiaries and two previous Fund Subsidiaries                   100%
Newsearch, Inc.                                                           100% *
Search Funding Corp. ("SFC")                                                 100%
Automobile Wholesaling, Inc.                                              100% *
Search Automobile Leasing Corporation                                     100% *
  * Currently inactive.


     The Fund Subsidiaries are special purpose subsidiaries of Search which raised money through the issuance of interest bearing notes for the purchase of contract receivables. The Fund Subsidiaries (see Note 2 for discussion of bankruptcy proceedings) have accounted for all transactions, where applicable, related to the reorganization proceedings in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") issued by the American Institute of Certified Public Accountants ("AICPA") in November 1990.

     ACAC raised capital to be used by the Fund Subsidiaries to purchase, at a significant discount, retail installment sale contracts generated by the sale of used automobiles and light trucks. ACAC also serviced the contracts on behalf of the Fund Subsidiaries and will continue to service the contracts for the Company.

     In 1996, the Company changed its fiscal year end to March 31. The prior year consolidated statements have been formatted to conform with the 1996 presentation.

     Basis of Consolidation. The consolidated financial statements include the accounts of the Company, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Contracts Receivable, Allowance for Credit Losses, and Interest Income. The Company's contracts receivable, allowance for credit losses and interest income are discussed in Note 4.

     Loan Origination Costs. The Company performs substantially all of the functions associated with origination of the contracts and capitalizes the related costs. The portion capitalized is amortized by the interest method against income as an adjustment of yield.

     Deferred Notes Payable Offering Costs. Costs directly related to notes payable offerings were capitalized and amortized to expense by the interest method over the contractual terms of the notes. Deferred offering costs were the commissions, printing, legal, accounting and other expenditures incurred in issuing the notes to the investors.

     Vehicles Held for Resale. Vehicles held for resale represent estimated collateral value for cars in the Company's possession and are carried at the lower of cost or estimated net realizable value.

     Property  and Equipment.     Property and equipment includes assets which
are depreciated over 3 year and 5 year lives and leasehold improvements which are amortized over the remaining term of the lease.

     Net Loss Per Share Attributable to Common Stockholders. The net loss per share attributable to common stockholders has been computed based on the weighted average number of shares of Search common stock outstanding during each period and after deducting preferred stock dividends declared. Common stock equivalents are included in the calculations except when their effect would be antidilutive.

     Income Taxes. The Company files a consolidated federal income tax return. The Company uses the asset and liability method to provide for income taxes under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     Statement of Cash Flows. For purposes of reporting cash flows, the Company considers short term cash investments with original maturities of three months or less to be cash equivalents. Cash held in a Fund Subsidiary was restricted to payment of allowable expenses and investment in contract receivables until the note balance of the Fund Subsidiary was satisfied.


2. CHAPTER 11 BANKRUPTCY FILING OF THE FUND SUBSIDIARIES AND CONFIRMATION OF THE JOINT PLAN OF REORGANIZATION

     As of March 31, 1996, the Fund Subsidiaries consisted of six public and two private corporations as follows:

Automobile  Credit  Fund  1991-III,  Inc.  ("ACF  91-III")  -  Private
Automobile  Credit  Finance,  Inc.  ("ACF")  -  Public
Automobile  Credit  Partners,  Inc.  ("ACP")  -  Private
Automobile  Credit  Finance  1992-II,  Inc.  ("ACF  92-II")  -  Public
Automobile  Credit  Finance  III,  Inc.  ("ACF  III")  -  Public
Automobile  Credit  Finance  IV,  Inc.  ("ACF  IV")  -  Public
Automobile  Credit  Finance  V,  Inc.  ("ACF  V")  -  Public
Automobile  Credit  Finance  VI,  Inc.  ("ACF  VI")  -  Public

     At September 30, 1995, Fund Subsidiaries' cash balances of $8,105,000 were restricted for reinvestment use or held in sinking funds to be applied to the repayment of the Fund Subsidiaries Notes.

     On August 14, 1995, only the Fund Subsidiaries filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. Search and its unrestricted subsidiaries did not seek protection under the Code but Search was a co-proponent of a joint plan of reorganization for the Fund Subsidiaries. On March 4, 1996, the Court entered an order ("Confirmation Order") confirming the Third Amended Plan of Reorganization ("Joint Plan") for all of the Fund Subsidiaries, effective on March 15, 1996 ("Effective Date").

     Total secured claims of all noteholders under the Joint Plan were $53,240,000, and total unsecured claims were $16,080,000, for total claims of $69,320,000, which comprised the total of notes payable and accrued interest due the Noteholders (Note 5). The Joint Plan allowed noteholders to choose one of two options. Under one of the options ("Equity Option"), noteholders would receive with respect to the secured portion of their claims shares of Search common stock, shares of a new series of 9%/7% convertible preferred stock and a cash payment equal in amount as if dividends had been calculated on the preferred stock from July 1, 1995 to the Effective Date. Under the other option ("Collateral Option"), noteholders would receive with respect to the secured portion of their claims distributions of the proceeds of the continued collection or the sale of the motor vehicle receivables securing their Notes. According to the Joint Plan, the number of shares of common stock to be issued would be calculated as of the Effective Date so that noteholders would receive preferred stock and common stock equal, on a fully diluted basis, to 75% of the value of all shares of new 9%/7% preferred stock, common stock, existing 12% preferred stock, warrants, stock options and rights then outstanding, or agreed to be issued by Search (with certain exceptions, including any shares issued to Hall Phoenix Inwood Limited, (HPIL) under the Funding Agreement, see Note 3). At a special shareholders meeting on March 1, 1996, shareholders of Search approved two amendments to Search's Certificate of Incorporation, increasing Search's authorized capital stock to 130,000,000 shares of common stock and 60,000,000 shares of new preferred stock. The Certificate of Incorporation also was amended to prohibit Search from issuing any non-voting capital stock.

     Before the Effective Date, Value Partners, Ltd. ("VPL") purchased all of the secured claims of noteholders who had elected the Collateral Option (approximately $12,800,000 of original Note principal amount) and changed the election for such secured claims to the Equity Option. The selling noteholders retained their unsecured claims. As a consequence of this transaction, 100% of the secured claims of noteholders received treatment under the Equity Option.

     With respect to the unsecured portion of noteholders' claims, the noteholders and any other holders of unsecured claims, will receive from Search a pro rata share of warrants to purchase an aggregate of 5,000,000 shares of common stock (the "Warrants"). The Warrants will be issued after the unsecured claims of non-noteholders have been finally determined by the Court. (See Note 8).

     The Joint Plan required that a trust ("Litigation Trust") be established for the benefit of the holders of unsecured claims, including the Noteholders, with a total funding of $350,000. The Litigation Trust is authorized to pursue claims and causes of action of the Fund Subsidiaries and of certain participating Noteholders. Proceeds will be distributed pro rata to unsecured claim holders. The Litigation Trust cannot pursue any causes of action during the first year following the Effective Date where tolling agreements have been executed. The Litigation Trust will automatically terminate if Search's Common Stock trades at an average price of $2.50 per share for 30 consecutive trading days during the first year following effectiveness of the Joint Plan.

     On the Effective Date, the net assets of the Fund Subsidiaries were transferred to Search, and the Fund Subsidiaries are to be liquidated and dissolved as soon as possible thereafter. The Notes and the indebtedness represented by the Notes were deemed canceled when the Confirmation Order
became  final.    The  trust  indentures  for  the  Notes,  and  all  related restrictions, were also deemed canceled. As a result of the implementation of the Joint Plan and the cancellation of the Notes, a net extraordinary gain from the extinguishment of debt was reported in the amount of $8,709,000 (See
Note  5).

     The Joint Plan provided that the Board of Directors of Search select two additional directors from qualified director nominees submitted by the official Creditors Committee for the Debtors. These new directors have been selected by the Board, but pursuant to their request, will not be appointed as directors until Search obtains directors and officers liability insurance coverage, which Search is pursuing. The duration of the term of one of the new directors will be three years, and the duration of the term of the other new director will be two years. These two new members will also be appointed to membership on the Compensation Committee of the Board for the one year period immediately following the Effective Date.


3.          PRO    FORMA INFORMATION AND TRANSACTIONS WITH HALL AND AFFILIATES

     The consolidated pro forma balance sheet as of March 31,1996, contains the accounts of the Company, after elimination of all significant intercompany accounts and transactions after giving effect to the following significant events. Subsequent to March 31, 1996, Search consummated certain of the Hall Financial Group (HFG) transactions as described below. The transactions are included in the pro forma balance sheet of the Company as if the transactions were effective March 31, 1996.

      On November 30, 1995, Search entered into a Funding Agreement ("Funding Agreement") with HFG. Pursuant to the Funding Agreement, HFG made loans totaling $2,283,000 ("HFG Notes") to Search. The HFG Notes could, at the election of HFG or its assigns, be converted into a maximum 2,500,000 shares of Search common stock. Effective April 2, 1996, HPIL, as assignee from HFG of the HFG Notes, fully exercised the rights of the holder of the HFG Notes to convert the Notes into 2,500,000 shares of Search common stock. Because the conversion price specified in the HFG Notes for these shares was less than the full amount due HFG, Search paid to HPIL the remaining portion of the debt evidenced by the HFG Notes ($567,000) in cash.

     The Funding Agreement also provided to HFG the option to purchase common stock, 9%/7% preferred stock, and warrants Effective April 2, 1996, HPIL, as assignee of HFG, fully exercised this purchase option by paying $4,346,000 cash to Search for which Search issued 1,638,400 shares of common stock and 2,032,800 shares of 9%/7% preferred stock, and warrants to purchase 676,000 shares of common stock to HPIL.

     Pursuant to the Funding Agreement, HFG was entitled to elect one director to Search's Board if HFG converted the HFG Notes into common stock and to elect another director if HFG purchased at least $1,000,000 Present Value of securities from Search. These new directors, pursuant to their request, will be appointed as directors when Search obtains directors and officers liability insurance, which Search is pursuing. As a result of satisfaction of these conditions, HFG has designated two HFG officers as its representatives for appointment to Search's Board.


4.       CONTRACTS RECEIVABLE, ALLOWANCE FOR CREDIT LOSSES AND INTEREST INCOME

     Through the third quarter of fiscal 1994, the Company recorded interest revenue and allowance for credit losses based on AICPA Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," ("PB6"). Under PB6, the Company recorded an allowance for credit losses upon acquisition of the installment loans ("receivables") in an amount equal to the difference between the contractual payments due and the estimated undiscounted future cash collections. The difference between the undiscounted future cash collections and the acquisition amount of the receivables was amortized to interest revenue over the period in which payments on the receivables were expected to be collected. Under PB6, if the estimate of the total probable collections was increased or decreased but still greater than the sum of the acquisition amount less collections plus the discount amortized to date, the remaining amount of the discount to be amortized to interest income was adjusted and amortized over the remaining life of the receivables. Accordingly, changes in estimates of future cash collections were recognized through prospective yield adjustments.

     In the fourth quarter of fiscal 1994, the Company elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114"), which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. In accordance with SFAS 114, receivables are analyzed on a loan-by-loan basis. The Company evaluates the impairment of receivables based on contractual delinquency, as well as other factors specific to the receivables. When a concern exists as to the collectibility of a receivable, interest income ceases to be recognized. Receivables, once impaired, are collateral dependent; that is, once a receivable is in default, the Company looks to the underlying collateral for repayment of the receivable. Therefore, at impairment the Company records an allowance for credit losses to record the receivable at its estimated fair value of the collateral. If the measure of the impaired receivable is less than the net recorded investment in the receivable, the Company recognizes an impairment by creating an additional allowance for credit losses in excess of the initial allowance provided, with a corresponding charge to provision for credit losses. The provision for credit losses is adjusted for any differences between the final net proceeds of an impaired receivable and its net carrying value. Subsequent recovery on a previously charged off account is recorded as a recovery to the allowance for credit losses. Generally, the Company considers receivables contractually delinquent 60 days or more to be impaired.

     The Company records receivable purchases at cost. Contractual finance charges are recorded as unearned interest and amortized to interest income using the interest method. As noted above, amortization of interest income ceases upon impairment. An initial allowance for credit losses is recorded at the acquisition of a receivable equal to the unearned discount, which is the difference between the amount financed and the acquisition cost.

     The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below on a consolidated basis:



(Dollars in thousands)                                Number of       Total
                                                       Active        Unpaid      Unearned        Net
As of March 31, 1996                                 Receivables  Installments   Interest    Receivables
- ---------------------------------------------------  -----------  -------------  ---------  -------------
Impaired receivables                                         421  $       2,091  $     380  $      1,711
Unimpaired receivables                                     7,575         34,995      6,055        28,940
   Total                                                   7,996  $      37,086  $   6,435  $     30,651
                                                     ===========  =============  =========
Allowance for credit losses                                                                      (13,353)
   Receivables, net of allowance for credit losses                                          $     17,298
                                                                                            =============

As of September 30, 1995
- ---------------------------------------------------
Impaired receivables                                       2,323  $      12,919  $   1,644  $     11,275
Unimpaired receivables                                     9,805         53,758     11,462        42,296
   Total                                                  12,128  $      66,677  $  13,106  $     53,571
                                                     ===========  =============  =========
Allowance for credit losses                                                                      (18,623)
   Receivables, net of allowance for credit losses                                          $     34,948
                                                                                            =============


     The change in the allowance for credit losses is summarized as follows on a consolidated basis:



(Dollars in thousands)                             March 31, 1996    September 30, 1995
                                                  ----------------  --------------------
Balance, beginning of period                      $        18,623   $            44,633
Allowance recorded upon purchase of receivables             2,194                 9,613
Increase in allowance for credit losses                     4,982                 3,169
Receivables charged off against allowance                 (14,742)              (38,792)
Recovery of prior credit losses                             2,296                     -
                                                  ----------------  --------------------
Balance, end of period                            $        13,353   $            18,623
                                                  ================  ====================


     At March 31, 1996, contractual maturities of receivables were as follows:



(Dollars in thousands)
                              1997     1998     1999    Total
                             -------  -------  ------  -------
Future payments receivable   $23,445  $11,507  $2,134  $37,086
Less unearned interest         4,886    1,450      99    6,435
Net contracts receivable     $18,559  $10,057  $2,035  $30,651
                             =======  -------  ------  -------


     In the opinion of management, a portion of the receivables will be repaid or extended either before or past the contractual maturity date. In addition, some receivables will default before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

     Through the use of its Auto Notes Management System, management is able to evaluate the loan impairment of the receivables on a loan-by-loan basis.

     Prior to adoption of SFAS 114, the Company, as more fully explained below, only recognized credit losses when the aggregate of undiscounted expected future cash flows of a pool of receivables did not exceed the carrying amount of the respective pool. In 1994, credit losses of $5,259,000, which represented the excess of the carrying amount of the respective pools over the undiscounted expected future cash flows of the respective pools, would have been recorded notwithstanding the adoption of SFAS 114.

     In accordance with the adoption of SFAS 114, the portion of the increase in allowance for credit losses (applicable to the $14,921,000 recorded to reduce impaired receivables to the fair value of their underlying collateral), some of which, if any, is attributable to prior years, was included in current operations of the year of adoption (fiscal 1994) and no cumulative effect is shown on the statement of operations.

     The following table, containing unaudited PB6 estimates that the Company believes to be reasonably accurate, compares the provision for credit losses and reduction in interest income under PB6 and under SFAS 114 for fiscal year 1994:



(Dollars in thousands)                                        Year Ended
                                                          September 30, 1994
                                                          -------------------
Provision for credit losses                               $            20,180

PB6  :
Interest revenue reduction                        $4,413
Provision for credit losses                          846                5,259
                                                  ------  -------------------
Increases in losses due to adoption of SFAS 114           $            14,921
                                                          ===================


     Under SFAS 114, the impairment of a receivable in excess of any existing reserve is charged to the provision for credit losses in the current period. Therefore, when measuring the provision for credit losses, the primary difference is the prospective treatment of impairment under PB6 as compared to the current treatment under SFAS 114. SFAS 114 recognizes all of the impairment in the current period instead of adjusting the amortization of the remaining unearned interest and discount over the remaining life of the receivable.

     Under PB6, when the total probable collections for a receivable is greater than the net investment, any adjustment to the estimated undiscounted collections is a reduction to unearned interest and discount, with the remaining unearned interest and discount being amortized over the remaining life of the receivable, reducing the future yield of the loan. Therefore, under PB6 credit losses are only recorded when the future expected yield of the receivable portfolio has been reduced to zero and the net investment is greater than the undiscounted probable collection.

     Management elected early adoption of SFAS 114 in fiscal 1994 because the measurement of credit losses provided by this statement is considered preferable.

     Most of the Company's receivables are due from individuals located in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all receivables until such receivables are paid in full.


5.          NOTES  PAYABLE  AND  ACCRUED  INTEREST

     Notes payable of the Fund Subsidiaries at September 30, 1995 and prior to the final confirmation of the Joint Plan of Reorganization, March 15, 1996 (see Note 2), consisted of the following:



Notes payable by ACF 91-III, bearing interest at 21%, required monthly interest payments at 15% through March
31, 1995, at which time principal and the remaining deferred interest accrued at 6% was due - in default at
maturity date.                                                                                                     $   590,000

Notes payable by ACP, bearing interest at 21%, required monthly interest payments of 15% through  April 30,
1995 at which time principal and the remaining deferred interest accrued at 6% was due - in default at maturity
date.                                                                                                                  610,000

Notes payable by ACF, bearing interest at 18%, required monthly interest payments at 15% through December
31, 1994, at which time principal and the remaining deferred interest accrued at 3% was due - in default at
maturity date.                                                                                                       1,506,000

Notes payable by ACF 92-II, bearing interest at 15% due monthly, required payment of principal in full on
December 31, 1995.                                                                                                  10,000,000

Notes payable by ACF III, bearing interest at 15% due monthly, required payment of principal in full on April 30,
1996.                                                                                                               15,000,000

Notes payable by ACF IV, bearing interest at 3% until October 15, 1993 and 14% thereafter due monthly,
required payment of principal quarterly from September 30, 1995 to December 31, 1996.                               10,000,000

Notes payable by ACF V, bearing interest at 12% due monthly, required payment of principal quarterly from
October 1, 1996 to December 31, 1997.                                                                               19,872,000

Notes payable by ACF VI, bearing interest at 12% due monthly, required payment of principal quarterly from July
1, 1997 to June 30, 1998.                                                                                           10,675,000

Total notes payable                                                                                                 68,253,000
Accrued Interest - prepetition                                                                                       1,067,000

Total notes payable and accrued interest                                                                           $69,320,000
                                                                                                                   ===========


     As a result of the confirmation of the Joint Plan, the above debt and accrued interest was ultimately extinguished in exchange for common stock, 9%/7% preferred stock, warrants and other provisions of the Joint Plan. The extinguishment of debt resulted in a net extraordinary gain of $8,677,000. The following table shows the components of the gain:

     Calculation  of  net  extraordinary  gain  on  debt  extinguishment



Total Notes and accrued interest  $ 69,320,000
Value of exchange                  (56,367,000)
Administrative claims               (2,400,000)
Unamortized debt offering costs     (1,844,000)
Net gain of debt extinguishment   $  8,709,000
                                  =============


     As of their maturity ACF, ACF 91-III and ACP stopped accruing interest on the remaining unpaid principal. As these Fund Subsidiaries defaulted, it was management's position that the accrual of interest was not warranted since each Fund Subsidiary did not have sufficient assets to fully retire the principal portion of the Notes.

     The August 14, 1995 bankruptcy filing of the individual Fund Subsidiaries was an event of default for each of the Fund Subsidiaries under the terms of
their  respective  indenture  agreements.    In  accordance  with  SOP  90-7,
contractual interest obligations, which are relieved from payment as a result of the Chapter 11 proceedings, are not accrued; therefore, no interest expense was recorded for the six months ended March 31, 1996. For the year ended September 30, 1995, contractual interest on the above obligations amounted to $12,453,000 which was $1,500,000 in excess of reported interest expense. See
Note  2.


6.          LINE  OF  CREDIT

     On June 17, 1994, SFC entered into an agreement for a line of credit with General Electric Capital Corporation ("GECC"). The line of credit initially had a maximum borrowing commitment of $20,000,000 and was limited to a percentage of eligible contracts held by SFC. The line of credit was secured by all SFC assets and was guaranteed by Search.

     In January 1995, SFC signed an agreement with GECC to revise the existing restrictive covenants and to eliminate any future advances under the line of credit. On March 22, 1995, GECC advised Search that it and SFC were in default of various provisions of the original loan agreement and the January 1995 agreement. As a result of these defaults, GECC declared the outstanding balance, as of that date, due and payable. Search, SFC and GECC established a pay-out plan which required a minimum payment of $500,000 per quarter. As of September 30, 1995, the line had a balance of $1,058,000.

     The Joint Plan called for Search to fully satisfy its obligation to GECC. As a result, on March 18, 1996, Search paid GECC $173,000 which included all principal and interest owing as of that date. This payment fully satisfied Search's obligation to GECC.


7.          EMPLOYEE  STOCK  OWNERSHIP  PLAN

     Effective August 1, 1994, the Board of Directors terminated the employee stock ownership plan ("ESOP"). As part of the termination, Search reacquired from the ESOP 306,152 shares of Search common stock at $3.50 per share in exchange for the balance of the note receivable plus accrued interest, totaling $1,183,000. The reacquired shares were canceled on September 29, 1994, and the remaining 178,848 shares were allocated to participating employees. The distribution of these shares is reflected in the fiscal 1996 statement of changes in stockholders' equity.


8.          STOCKHOLDERS'  EQUITY

     12% Senior Convertible Preferred Stock. As of March 31, 1996, Search had issued 400,000 shares of its 12% preferred stock. The 12% preferred shares have a $.01 par value and have voting rights and a liquidation preference of $5.00 per share plus accrued and unpaid dividends. The 12% preferred shares are convertible into one share of Search's $.01 common stock for each share of 12% preferred at the option of the shareholder. The shares carry a cumulative annual dividend of $0.60 per share, payable quarterly. Search may convert the shares to common stock or may redeem the shares at $5.00 per share upon the occurrence of certain events defined in the terms of the 12% preferred Certificate of Designation.


     9%/7% Convertible Preferred Stock. On March 1, 1996, the Board of Directors established a new series of preferred stock, 9%/7% preferred stock, for the purpose of effecting the Joint Plan. As of March 31, 1996, Search had issued in connection with the Joint Plan, or committed to issue, 15,031,648 shares of its 9%/7% preferred. During April 1996, Search issued an additional 2,032,800 shares of 9%/7% preferred stock in connection with the HFG transaction, reflected in the pro forma consolidated balance sheet as of March 31, 1996. See Note 3. The 9%/7% preferred shares, which are essentially pari passu to the existing 12% preferred stock, have a $.01 par value and have voting rights and a liquidation preference of $3.50 per share plus all accrued and unpaid dividends. The shares carry a non-cumulative dividend rate of $.315 per share until the end of the twelfth full calendar quarter following payment of the first dividend (9% End Date) and $.245 per share after the 9% End Date. The 9%/7% preferred shares are convertible at any time into common stock in the ratio of two shares of common stock for each share of 9%/7% preferred. Conversion may occur upon the occurrence of certain events as defined in the Certificate of Designation (see Note 2).

     Common stock. On March 1, 1996, the stockholders approved an amendment to Search's Certificate of Incorporation to increase the number of authorized shares of $.01 par value common stock to 130,000,000 for the purpose of effecting the Joint Plan. As of March 31, 1996, Search had issued or committed to issue a total of 25,875,219 shares of its common stock. Of this amount, 12,115,001 shares were issued in connection with the Joint Plan (see
Note 2), 2,500,000 in connection with the HFG conversion, 1,638,400 shares in connection with the HFG purchase (see Note 3) and 1,848,000 shares for the settlement of the class action lawsuit (see Note 14).

     Warrants.     During the six months ended March 31, 1996, 35,840 warrants were exercised at an average price of $0.335 per share. In February 1994, 25,000 warrants were exercised at a price of $0.375 per share.

     On March 1, 1996, the Board of Directors authorized Search to issue a new class of warrants to purchase up to 5,676,178 shares of Common Stock, for the purpose of effecting the Joint Plan. These warrants are governed by a warrant agreement dated as of March 22, 1996. Warrants to purchase 5,000,000 shares are to be issued to noteholders and other unsecured claim holders under the Joint Plan, and warrants to purchase 676,178 shares of Common Stock have been issued to HPIL, as assignee of HFG, pursuant to the Funding Agreement (see
Note  3).

     The exercise price per share of these warrants is initially $2.00 and increases by $.25 on March 15 of each successive year. These warrants will expire on March 14, 2001, at which time Search must redeem all remaining unexercised warrants at a redemption price of $0.25 per warrant.

     Common Stock Warrants and Employee Stock Options. On August 1, 1994, the Board of Directors adopted, subject to stockholder approval, the 1994 Employee
Stock  Option  Plan  (the  "Plan").    The  Plan  was  approved  by  Search's
stockholders at their annual meeting held in May 1995. Employees of the Company or directors of subsidiaries are eligible to participate in the Plan. As of March 31, 1996, approximately 100 persons were eligible to participate. The Plan expires on July 31, 2004, although any option outstanding on such date will remain outstanding until it either has expired or has been fully exercised. The Plan is administered by the Compensation Committee of the Board. Options granted under the Plan are not otherwise transferable other than by will or by the laws of descent and distribution. Options are forfeited immediately after an optionee's employment is terminated for cause or 30 days after the optionee's mental or physical disability. The options usually vest over a three year period. A total of 1,750,000 shares of common stock has been reserved for sale upon exercise of options granted under the Plan. As of March 31, 1996, there were 2,581,500 outstanding options and/or warrants of which 1,500,000 can be exercised as either options or warrants at the employee's election. Certain options issued during the year ended September 30, 1995, were repriced to reflect the current market prices at that time.

     During the six months ended March 31, 1996, Search issued 253,000 options to employees and 436,000 warrants under the plan. All were issued at the market price existing at that time.

     In October 1994, 100,000 options were issued to an officer of Search and in January 1995, 500,000 and 25,000 were issued respectively to two officers of Search. In January 1995, an additional 285,500 options were issued to employees. In August and September 1994, an additional 29,000 options were issued to employees. All were issued at the market price existing at that time.

     In August 1994, 2 officers and 5 employees agreed, subject to shareholder approval of the Plan, to the cancellation of their warrants in exchange for options under the Plan at the then current market price of $4.25. The canceled warrants consisted of 220,000 at $3.00 per share issued in April 1993, 70,000 at $8.75 per share issued in December 1993, and 35,000 at $14.75 per  share  issued  in  June  1994.

     Recent Accounting Pronouncement. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") was issued in October 1995 to establish accounting and reporting standards for stock-based employee compensation plans such as stock option and restricted stock plans. FAS 123 defines a fair value based method of accounting for measuring compensation expense for stock-based plans and encourages all entities to adopt that method of accounting. However, FAS 123 also permits entities to continue to measure compensation expense for stock-based plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the intrinsic value based method must make pro forma disclosures of net income and earnings per share as if the fair value based method defined by FAS 123 was applied.

     Under the fair value based method, compensation expense would be measured as the value of an award under a stock-based plan on the date the award is granted and would be recognized over the vesting period of the award. Under the intrinsic value based method, compensation expense is measured as the excess, if any, of the market price of the stock underlying the award on the date the award is granted, over the exercise price. Under Search's Plan, awards have no intrinsic value on the date of the grant as the exercise price equals the market price on that date. Currently, the Company does not expect to adopt the FAS 123 fair value based method of accounting for its plan, but intends to provide the required pro forma disclosures in the March 31, 1997 financial statements.


9.          STOCK  CANCELLATION  AND  STOCK  PURCHASE  AGREEMENT

          On May 5, 1995, Search purchased from a director of Search 500,000 shares of Search's $.01 par value common stock for $2.25 per share. The purchase was recorded at cost and is reflected as treasury stock. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring May 5, 1997 to vote the remaining 800,000 shares of stock held by a trust formed by the former director.

     On  July  20,  1994,  certain stockholders voluntarily canceled 2,946,988 shares of common stock and warrants to purchase 390,654 shares of common stock. Had these shares and warrants been canceled at the beginning of the fiscal year ended September 30, 1994, the common shares outstanding and net loss per share would have been $(2.95) on a weighted average number of common shares and equivalents outstanding of 8,893,000 shares.


10.          RELATED  PARTY  TRANSACTIONS

     During the six months ended March 31, 1996 and the year ended September 30, 1994, the Company paid or accrued approximately $25,000 and $156,000, respectively for fees related to the Note offerings described in Notes 4 and 5 and the class action settlement noted in Note 14 to an individual who owned a minority interest in ACAC and two of the Fund Subsidiaries until June 1992, and was a director of Search for a period of time in 1992 and 1993.

     During the year ended September 30, 1994, Search engaged Brean Murray, Foster Securities Inc. ("BMFS") to serve as underwriter for Search's public offering of common stock, and co-managing broker-dealer, together with another independent broker-dealer, for the public offering of asset-backed debt securities offered in 1994, by Search's subsidiaries, Automobile Credit Finance V, Inc. and Automobile Credit Finance VI, Inc. Search paid BMFS $1,987,000 in connection with the common stock offering and $766,000 in connection with the public offerings of asset-backed debt securities. Also in connection with its services as underwriter of the common stock offering, BMFS was issued warrants to purchase 240,000 shares of common stock exercisable for a period of 5 years at a price of $9.60 per share. BMFS, simultaneously with its receipt of the warrants, assigned warrants to purchase 113,558 shares to Mr. A. Brean Murray. Mr. Murray is a director of Search and Chairman of BMFS.
 On  March 25, 1996, subsequent to confirmation of the Joint Plan discussed in
Note  2,  BMFS  received  a  $200,000  success  fee  from  Search.

     Additional  related party transactions are described in Notes 7, 8 and 9.


11.          INCOME  TAXES

     The Company files a consolidated income tax return. The components of the Company's net deferred tax asset as of March 31, 1996 and September 30, 1995 are as follows:



                                     March 31,     September 30,    September 30,
                                       1996            1995             1994
                                   -------------  ---------------  ---------------
Deferred tax asset:
- ---------------------------------
Allowance for credit losses &      $  1,260,000   $      800,000   $    1,500,000
   inventory reserve
Net operating loss carry-forwards    13,000,000       15,400,000        8,900,000
Other tax credit carry-forwards          90,000           90,000           90,000
Accrued settlement costs                170,000
Valuation allowance                 (14,520,000)     (16,290,000)     (10,490,000)
                                                  ---------------  ---------------
   Total deferred tax asset                  --               --               --
                                   -------------  ---------------  ---------------


     At March 31, 1996, the Company's consolidated tax return group has a net operating loss carryforward for Federal income tax purposes of approximately $44,100,000 which will expire, if unused, in the following years:



Years of Expiration    Amount
- -------------------  -----------
1998 to 2008         $ 4,400,000
2009                  27,200,000
2010                  12,500,000
                     -----------
Total                $44,100,000
                     ===========


     Following the acquisition of the minority interest in ACHI on June 30, 1993 (see Note 3), the Company's tax consolidated group had a change in ownership as defined under Section 382 of the Internal Revenue Code, which will limit the utilization of the net operating loss to approximately $1,000,000 per year on those NOL losses incurred prior to 1994.

     The debt to equity conversion as outlined in the Joint Plan of Reorganization resulted in approximately $8,709,000 of debt discharge income. Additionally, this debt to equity conversion resulted in an ownership change as defined under Section 382 of the Internal Revenue Code. This will result in a limitation on the utilization of the net operating losses incurred prior to the debt-to-equity conversion.


12.          COMMITMENTS

     On October 28, 1992, ACAC entered into a sixty month lease for office facilities with a basic monthly rental obligation of $13,450. This lease was modified in 1994 to expand the office facilities from approximately 16,000 square feet to approximately 23,000 square feet at a revised monthly rental obligation of $22,057. Rental expense for the six months ended March 31, 1996 and the years ended September 30, 1995, and 1994, was approximately $132,000, $265,000 and $212,000, respectively.

     The Company opened four remote collection facilities during fiscal 1995. These leases expire through 1999. Lease expense for the six months ended March 31, 1996 and fiscal 1995 was $34,000 and $20,000, respectively.

     On April 1, 1996, the Company signed a lease for an additional 6,000 square feet of office space located in Dallas, Texas. The Company plans to move a portion of its existing operations into the facility on July 1, 1996, the lease commitment date. The lease has a term of sixty six months and an approximate monthly rental of $5,300. The lease commitments for this lease are included below in the operating lease commitment schedule.

Operating  lease  commitments  by  the  Company  are  as  follows:



                                     Year Ending March 31,
                                --------------------------------
                           1997      1998      1999     2000     2001
                         --------  --------  --------  -------  -------
Office leases            $377,000  $300,000  $ 96,000  $82,000  $73,000
Office equipment leases    62,000    31,000     7,000       --       --
Total operating leases   $439,000  $331,000  $103,000  $82,000  $73,000
                         ========  ========  ========  =======  =======


     In addition to the operating leases, the Company has one capitalized lease with payments of $81,000 per year through 1998 and $67,000 in 1999.

14.          SETTLEMENT  OF  O'SHEA  CLASS  ACTION  LAWSUIT

     On July 7, 1994, a class action civil lawsuit was filed against Search, certain of its officers and directors, one of its former accounting firms and the lead underwriter and one of its principals involved in the issuance of Search's common stock. This action was filed in the United States District Court for the Northern District of Texas, Dallas Division, and was styled Ellen O'Shea, et al v. Search Capital Group, Inc., et al. Civil Action No. 3:94-CV-1428-J. On July 11, 1994, and on July 13, 1994, similar actions in John R. Boyd, Jr., et al. v. Search Capital Group, Inc., et al., Civil Action No. 3:94-CV-1452-J; and Gary Odom v. Search Capital Group, Inc., et al,. Civil Action No. 3:94-CV-1494-J, respectively, were also filed. The above cases were consolidated in September 1994 under Civil Action No. 3:94-CV-1428-J (the "O'Shea Class Action Suit").

     The O'Shea Class Action Suit was filed on behalf of all purchasers of Search's common stock during the period beginning December 10, 1993 and ending through July 5, 1994, which was the date that Search made a public announcement regarding lower earnings. The O'Shea Class Action Suit contended that Search made misstatements in its registration statements concerning the Company's computerized system, accounting methodologies used by the Company, collectibility of its receivables and repossession rates of autos that secured its receivables. The plaintiffs also complained of allegedly false public filings, press releases and reports issued during 1994. The plaintiffs sought damages, rescission, punitive damages, pre-judgment interest, fees, costs, equitable relief and or injunctive relief and such other relief as the court deemed just and proper.

     On April 26, 1996, the court entered a Final Judgment and Order of Dismissal approving a settlement (the "Settlement") entered into between
Search and counsel for the plaintiffs. This Settlement was initially filed with the court on August 4, 1995, and an amended version of the Settlement was filed on November 13, 1995. The Settlement provided for a cash payment by Search of $287,000 and the issuance by Search of its common stock with a value of $2,613,000. As a result of the settlement Search issued 1,848,000 shares of its common stock. The terms of the final settlement have been recorded in the fiscal 1996 financial statements.


15.          LEGAL  PROCEEDINGS

     In December 1993, ACAC was joined as a defendant in a pending civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc. v. Tim Clothier and Automobile Credit Acceptance Corp., Cause No. 153-144940. The plaintiff in this action alleges the existence of a partnership between the plaintiff and another defendant and seeks damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by the plaintiff. In the petition, the plaintiff alleges that ACAC wrongfully assisted its co-defendant and tortiously interfered with the plaintiff's contracts and business and has claimed, as damages, $750,000. ACAC believes that these allegations are without merit and has filed a general denial and has a pending motion for partial summary judgment. Discovery in the case is still ongoing and no opinion can be given as to the final outcome of the lawsuit.

     On August 14, 1995, the Fund Subsidiaries filed a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division, seeking protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 2). These cases were consolidated for joint administration under Case No. 395-34981-RCM-11. On March 4, 1996, the Court entered the Confirmation Order confirming the Joint Plan for all of the Fund Subsidiaries. The Joint Plan was effective March 15, 1996.

     On  January  9,  1996, Search received notice from plaintiffs that a suit had been filed on December 21, 1995 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warren Bowe, et. al. vs. Search Capital Group, Inc., et. al., Cause No. 1:95CV 649GR, and was filed in the Federal District Court for the Southern District of Mississippi. The plaintiffs allege violations of the securities laws by the defendants and seeks unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. While the Company believes the suit is without merit and intends to vigorously defend itself, the Company has accrued as of March 31, 1996, an estimated amount to cover the costs associated with the settlement of this matter.

     There are presently no other legal proceedings, threatened or pending, relating to the Company which would, in the opinion of management, have a material impact on earnings or the financial condition of the Company.

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

                                   PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The following table sets forth the name and age of the directors, the year of the annual meeting of shareholders at which each director's term will expire and the year of his initial election or appointment as a director.


                                                                                           SHAREHOLDERS ANNUAL
                                            POSITION                             DIRECTOR   MEETING AT WHICH
NAME                                          HELD                          AGE   SINCE     TERM WILL EXPIRE
- ---------------------  ---------------------------------------------------  ---  --------  -------------------
Richard F. Bonini      Director (1)                                          57      1995                 1999
Luther H. Hodges, Jr.  Director (2)                                          59      1995                 1999
George C. Evans        President, Chairman and Chief Executive Officer (3)   61      1995                 1998
A. Brean Murray        Director (4)                                          59      1993                 1998
William H. T. Bush     Director (5)                                          57      1995                 1997
James F. Leary         Director and Vice Chairman-Finance (6)                66      1995                 1997

(1) Serves as a member of the Executive and Compensation Committees of the Board of Directors.
(2) Serves as Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors.
(3) Serves as Chairman of the Executive Committee of the Board of Directors.
(4)     Serves  as  a member of the Audit Committee of the Board of Directors.
(5) Serves as Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors.
(6) Serves as a member of the Executive Committee of the Board of Directors.

     Each of the directors of the Company is a United States citizen. During the last five years, none of the directors (i) has been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors), or
(ii) was a party to a civil proceeding of a judicial or an administrative body of competent jurisdiction that resulted in a final judgment, decree, or final order enjoining further violations of, or prohibiting activity subject to, federal or state securities laws or finding any violations of such laws.


BUSINESS  HISTORIES  OF  DIRECTORS

     GEORGE C. EVANS, joined the Company as President, Chief Executive Officer, and director on January 20, 1995. On May 5, 1995, Mr. Evans became Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors. Mr. Evans has over 30 years of experience in the consumer lending and financial services industry. During 1992 and 1993, Mr. Evans was President and CEO of Century Acceptance Corporation, a 32-state operation engaged in consumer and automobile financing. Previously, he served as President and Chief Operating Officer of Associates Financial Services, Vice Chairman of Associates Corporation of North America and as Chairman and CEO of Associates International subsidiaries, where his responsibilities included 6,000 employees, $3.5 billion in receivables, with 1,100 branches and annual earnings in the $100 million range. Prior to Associates, Mr. Evans was employed by AVCO Financial Services where he rose from branch manager to Senior Vice President.

     A. BREAN MURRAY, was elected a director of the Company in December 1993. Mr. Murray is Chairman of Brean Murray, Foster Securities, Inc., a privately-held securities firm, and is also Chairman of its affiliate BMI Capital Corporation, a registered investment advisor. He founded Brean Murray, Foster Securities Inc. in 1973. Mr. Murray has been in the securities industry since 1963 as a portfolio manager, director of institutional sales, director of venture capital and corporate finance and chief executive officer.
 He is a Director of First Caribbean Corporation, a mortgage banking company in Puerto Rico. He is a co-founder and Chairman of JABRA Corporation, a private company that sells hands-free auditory equipment.

     LUTHER H. HODGES, JR., was appointed a director of the Company in May 1995. Mr. Hodges is currently president of the Caroline Co., an investment partnership in Conway, South Carolina. Mr. Hodges has previously held positions as Chairman and CEO of Washington Bancorporation and The National Bank of Washington, chairman of North Carolina National Bank (now known as NationsBank) and was formerly Under Secretary of the U.S. Department of Commerce and Deputy Secretary of Commerce. Mr. Hodges currently serves on the boards of numerous other organizations and corporations, including PhaseOut of America. In 1978, he was a candidate for the United States Senate from North Carolina.

     JAMES F. LEARY, was appointed a director of the Company in May 1995 and was named Vice Chairman-Finance of the Company in September 1995. Mr. Leary has also been an employee of the Company since September 1995. Mr. Leary was a founder and partner in the Sunwestern Investment Group, an investment advisory and venture capital management firm. He previously served as director, CFO and Senior Executive Vice President for Associates Corporation of North America. From 1964 through 1973 he held various positions at CIT Financial Corporation, including Assistant Treasurer. Currently, he serves on the boards of several corporations, including PhaseOut of America, Associated Materials, Inc., Maxserv, Inc., and certain mutual funds managed by Capstone Asset Management.

     RICHARD F. BONINI, was appointed a director of the Company in May 1995. Mr. Bonini is currently a director, Senior Executive Vice President and Secretary for First Financial Caribbean Corporation, a mortgage banking company in Puerto Rico. He also serves as director for the Doral Federal Savings Bank and the Doral Mortgage Corporation.

     WILLIAM H.T. BUSH, was appointed a director of the Company in September 1995. He served as President of Boatman's National Bank of St. Louis and as a member of its board of directors and the board of directors of its parent holding company, Boatmen's Bancshares, Inc. until June 1986. In 1986, Mr. Bush founded the financial advisory firm of Bush-O'Donnell & Company, specializing in investment management and financial advisory services. He also serves on the boards of directors of Mississippi Valley Bankshares, Inc., INTRAV, Inc., Rite Choice Managed Care, Inc., and Detroit Tool Industries, Inc. and other civic organizations and served as a surrogate for his brother, former President George Bush, during the 1988 and 1992 political campaigns. Mr. Bush is also the uncle of George W. Bush, the current Governor of Texas.


BUSINESS  HISTORIES  OF  EXECUTIVE  OFFICERS

     ANTHONY J. DELLAVECHIA, age 60, became associated with the Company in August 1995 as an independent consultant and in January 1996, was named Senior Executive Vice President, Operations Director. Mr. Dellavechia has over 30 years experience in the consumer lending and financial services industry. Mr. Dellavechia served in several executive capacities including Senior Executive Vice President, Operations Director with Associates Financial Services Company, Inc., a division of the Associates Corporation of North America, from 1979 until his retirement in 1985. He was named President of U.S. Consumer Operations in 1983. Prior to Associates, he worked for AVCO Financial
Services from 1957 until 1976 where he began his career as a financial representative and progressed through the ranks to the position of Area Vice President, in charge of that company's largest area.

     ROBERT D. IDZI, age 51, joined the Company as Chief Financial Officer in October 1994. In November 1994, he was elected Senior Vice President, in December 1994, he was elected Treasurer and in February 1996, he was elected Executive Vice President. Mr. Idzi served as Vice President, Treasurer, CFO and Director of Unilease Computer Corporation, which engaged in the leasing of mainframe computers and peripheral equipment, from 1986 until 1987. From 1987 until 1992, Mr. Idzi was Senior Vice President and Chief Financial Officer of Equator Holdings, Ltd., a U.S. based merchant bank subsidiary of the Hongkong Shanghai Banking Group. A Certified Public Accountant, Mr. Idzi began his career at the public accounting firm of Price Waterhouse. He received a B.S. degree in Accounting from Georgetown University and is a member of the American Institute of Certified Public Accountants and the Financial Executives Institute.

     JOE B. DORMAN, age 51, joined the Company as General Counsel in February 1995. In March 1995, he was elected Senior Vice President. Previously, Mr. Dorman served as counsel to Electronic Data Systems ("EDS") of Dallas, Texas from 1990 to 1995. Prior to joining EDS, Mr. Dorman was associated with the Dallas law firm of Graham, Bright & Smith and the Dallas firm of McKenzie & Baer. Mr. Dorman has also served as principal and General Counsel for Lease Investment Corporation and Intercap Corporation. Mr. Dorman is licensed to practice law in the State of Texas. He is a Certified Public Accountant and a Member of the Bar in the State of Texas.

     ANDREW L. TENNEY, age 64, joined Search as Operations Director in January 1995. In March 1995 he was elected Executive Vice President. Mr. Tenney has over 30 years experience in the consumer lending and financial services industry. Prior to joining Search, he was Executive Vice President of Century Acceptance Corporation. Mr. Tenney served as Executive Vice President at ABQ Financial. Previously, he was employed at Associates Financial Services as Senior Vice President, Marketing, and Executive Vice President in Consumer Operations. Before joining Associates, Mr. Tenney was employed by AVCO Financial Services for 16 years rising to the level of Vice President.

     CAROLYN  MALONE,  age  53,  was  among  the Company's original management staff. As director of human resources, Ms. Malone was promoted to Vice President in November 1994, and, in January 1995, she was elected Assistant Secretary. Prior to her affiliation with the Company, she spent 15 years with an oil and gas exploration entrepreneur and seven years with McCommons Oil Company. For the past 30 years, her business career has involved human resources, office management and administration. Ms. Malone attended Del Mar Junior College and graduated from Corpus Christi School of Business in 1965. Ms. Malone received her certification as human resource professional from the University of Texas at Dallas in 1994.

     ANDREW D. PLAGENS, age 28, joined the Company in May 1994 as Accounting Manager. In March 1995, he was promoted to Assistant Controller and Analyst, effective July 1, 1995, he became Controller of the Company and in January
1996 was promoted to Vice President. Prior to joining the Company, he was employed by Hein + Associates and Baird, Kurtz & Dobson. Mr. Plagens is a licensed CPA and a Member of The American Institute of CPA's and The Texas Society of CPA's.

     There are no family relationships between any of the directors or executive officers of the Company. Except as already described, none of the Company's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or pursuant to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Based solely on a review of the copies furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements for the period ended March 31, 1996 applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were satisfied, with the exception of the following:

     On January 16, 1996, Anthony J. Dellavechia, an executive officer of the Company, was granted the option to purchase 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock. Mr. Dellavechia reported these transactions along with his initial statement of ownership with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, Joe B. Dorman, an executive officer of the Company, was granted the option to purchase 25,000 shares of the Company's Common Stock and warrants to purchase 25,000 shares of the Company's Common Stock. Mr. Dorman reported this transaction with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, Robert D. Idzi, an executive officer of the Company, was granted warrants to purchase 50,000 shares of the Company's Common Stock. Mr. Idzi reported this transaction with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, Carolyn Malone, a Vice President of the Company in charge of human resources, was granted the option to purchase 25,000 shares of the Company's Common Stock and warrants to purchase 5,000 shares of the Company's Common Stock. Ms. Malone reported this transaction with the filing of her Form 5 on April 15, 1996.

     On January 16, 1996, Karman L. Wallace, an executive officer of the Company, was granted the option to purchase 25,000 shares of the Company's Common Stock and warrants to purchase 25,000 shares of the Company's Common Stock. Mr. Wallace reported these transactions along with his initial statement of ownership with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, Richard F. Bonini, a director of the Company, was granted warrants to purchase 50,000 shares of the Company's Common Stock. Mr. Bonini reported this transaction with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, William H.T. Bush, a director of the Company, was granted warrants to purchase 50,000 shares of the Company's Common Stock. Mr. Bush reported this transaction with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, Luther Hodges, Jr., a director of the Company, was granted warrants to purchase 50,000 shares of the Company's Common Stock. Mr. Hodges reported this transaction with the filing of his Form 5 filed on April 15, 1996.

     On March 27, 1996, James F. Leary, a director of the Company, was granted warrants to purchase 50,000 shares of the Company's Common Stock and, on March 22, 1996, purchased 1,600 shares of the Company's Common Stock. Mr. Leary reported these transactions with the filing of his Form 5 on April 15, 1996.

     On March 27, 1996, William H.T. Bush, a director of the Company, was granted warrants to purchase 50,000 shares of the Company's Common Stock. Mr. Bush reported this transaction with the filing of his Form 5 on April 15, 1996.

     The Company believes that no other Forms 3, 4 or 5 for directors, executive officers or greater than 10% beneficial owners were required to be filed with the SEC for the six-month transition period ended March 31, 1996.


ITEM  11.          EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table sets forth information for the fiscal years ended September 30, 1994 and September 30, 1995 and the six-month transition period ended March 31, 1996, regarding the compensation of each individual who served as the Company's Chief Executive Officer during the six-month period ended March 31, 1996, and each of the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who served as an executive officer of the Company at the end of the six-month period ended March 31, 1996.

                          SUMMARY COMPENSATION TABLE


                                                  ANNUAL  COMPENSATION               LONG  TERM  COMPENSATION
                                                                                     SECURITIES
                                                                     OTHER ANNUAL    UNDERLYING
                                                                     COMPENSATION  OPTIONS/SAR'S       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR       SALARY ($)   BONUS ($)       ($)            (#)        COMPENSATION  ($)
- -------------------------------  ----       -----------  ----------  ------------  --------------  -----------------


George C. Evans,                 1996  (1)      150,000     185,000            --             --                 --
Pres., CEO, COO                  1995           162,734     112,500            --   1,000,000 (3)                --
(from 1/20/95) (2)(5)                                                               1,000,000 (4)

Robert D. Idzi                   1996  (1)       66,666      35,000            --      50,000 (7)                --
EVP, CFO and Treasurer.(2)       1995           117,308       5,000            --     204,000 (3)         27,462 (8)

Anthony J. Dellavechia           1996  (1)       31,250      25,000            --      50,000 (7)          26,500(9)
Sr. EVP, Operations Director(2)                                                --      50,000 (6)

Joe B. Dorman (2)                1996  (1)       55,833      25,000            --      25,000 (7)                --
SVP, General                                                                           25,000 (6)
Counsel and Secretary            1995            67,128          --            --      50,000 (3)                --
                                                                                       50,000 (4)

Andrew L. Tenney                 1996  (1)       62,499      25,000            --      25,000 (7)                --
EVP and Operations Director (2)                                                        25,000 (6)
                                 1995            79,775          --            --      50,000 (3)                --
                                                                                       50,000 (4)

__________________________________________

(1) The compensation shown for 1996 represents compensation for the six-month transition period ended March 31, 1996.
(2) Mr. Evans was elected President, Chief Executive Officer and Chief Operating Officer effective January 20, 1995. In May 1995, Mr. Evans was also elected Chairman of the Board of Directors. Mr. Idzi was elected Chief Financial Officer in October 1994, Treasurer in January 1995, and Executive Vice President in February 1996. Mr. Dellavechia joined the Company as Senior Executive Vice President and Operations Director in January 1996. Mr. Dorman joined the Company as General Counsel in
     February 1995, was elected Senior Vice President in March 1995 and was elected Secretary in May 1995. Mr. Vandergrift joined the Company in May 1995 and was elected Senior Vice President in February 1996. Mr. Tenney was elected Operations Director in January 1995, and in May 1995, was elected Executive Vice President. On April 1, 1996, Mr. Tenney resigned as an executive officer of the Company and worked as a consultant from April 1, 1996 to June 30, 1996. On July 1, 1996, Mr. Tenney assumed the position of Executive Vice President of Marketing.
(3) Includes newly granted options as well as replacement options granted in exchange for the cancellation of previously granted options, as follows: for Mr. Evans, 500,000 options granted on January 20, 1995, all subsequently replaced on June 29, 1995 by the 500,000 options which he currently holds; for Mr. Tenney, 25,000 options granted on January 23, 1995, all subsequently replaced on June 29, 1995 by the 25,000 options which he currently holds; for Mr. Idzi, 102,000 options granted on January 15, 1995, all subsequently replaced on June 29, 1995 by the 102,000 options which he currently holds; for Mr. Dorman, 25,000 options granted on February 20, 1995 all subsequently replaced on June 29, 1995 by the 25,000 options which he currently holds.
(4) Includes newly granted warrants as well as replacement warrants granted in exchange for the cancellation of previously granted warrants, as follows: for Mr. Evans, 500,000 warrants granted on May 10, 1995, all subsequently replaced on June 29, 1995 by the 500,000 warrants which he currently holds; for Mr. Tenney, 25,000 warrants granted on May 10, 1995, all subsequently replaced on June 29, 1995 by 25,000 warrants which he currently holds; for Mr. Dorman, 25,000 warrants granted on May 10, 1995, all subsequently replaced on June 29, 1995 by 25,000 warrants which he currently holds.
(5) In June 1995, the Board determined to issue to Mr. Evans options or warrants (to be determined at a later date) to purchase 1,500,000 shares of Common Stock at a price of $1.375 per share. These warrants or options will be issued to Mr. Evans in 500,000 share portions upon the occurrence of the following conditions:
     (a) 500,000 shares when the Company earns $1 million before taxes and dividends by the fiscal year ending March 31, 1997;
     (b) 500,000 shares when the market price of the Company's Common Stock reaches $3.50 per share; and
     (c) 500,000 shares when the market price of the Company's Common Stock reaches $5.00 per share.
(6)  Represents options granted on March 27, 1996.
(7)  Represents warrants granted on March 27, 1996.
(8)  Relocation reimbursements.
(9) Represents consulting fees paid to Mr. Dellavechia during the transition period.


     The foregoing executive officers receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also provided to all other employees of the Company.

     The Company has no long-term incentive plans, pension plans, or stock appreciation rights plans. The Company adopted, as of August 1, 1994, its 1994 Employee Stock Option Plan, which was approved at its annual meeting of stockholders in May 1995.

     Certain 1994 Employee Stock Options and warrants to purchase Common Stock, as summarized in the following table, were granted to executive officers in the six-month period ended March 31, 1996.



                      OPTION AND WARRANT GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                            NUMBER OF                                                         STOCK PRICE
                           SECURITIES           % OF TOTAL WARRANTS                          APPRECIATION FOR
                           UNDERLYING           AND OPTIONS GRANTED       EXERCISE OR       OPTION OR WARRANT
                           WARRANTS AN          TO EMPLOYEES DURING  BASE PRICEEXPIRATION        TERM
NAME                    OPTIONS GRANTED #         THE FISCAL YEAR    ($PER SHARE)DATE (8)      5%        10%
- ----------------------  -----------------       -------------------  ---------------------  --------

George C. Evans                        --                        --                  ----

Robert D. Idzi                     50,000  (1)                 10.2           1.263/27/06   $39,620   $100,406

Anthony J. Dellavechia             50,000  (1)                 10.2           1.251/16/06    39,306     99,609
                                   50,000  (3)                 10.2           1.251/16/06    39,306     99,609

Joe B. Dorman                      25,000  (1)                  5.1           1.263/27/06    19,810     50,202
                                   25,000  (2)                  5.1           1.263/27/06    19,810     50,202

Andrew L. Tenney                   25,000  (1)                  5.1           1.263/27/06    19,810     50,202
                                   25,000  (2)                  5.1           1.263/27/06    19,810     50,202

(1)  Represents  warrants  to  purchase  Common  Stock.
(2) Represents 1994 Employee Stock Options which vest in 1/3 yearly increments following the date of their grant.
(3) Represents stock options granted before the Fund Subsidiaries' reorganization which, as a result of the change in control following the reorganization, are now fully vested.

     The following unexpired stock options to purchase Common Stock were held by the executives officers of the Company listed below at March 31, 1996.


                   FISCAL YEAR END OPTION AND WARRANT VALUES

                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                    UNDERLYING UNEXERCISED OPTIONS  IN THE MONEY OPTIONS AND WARRANTS
                       AND WARRANTS AT MARCH 31, 1996     AT  MARCH 31, 1996 (1)
                       ---------------------------------------------------------

NAME                    EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
- ----------------------  -----------  -------------  ------------  --------------
George C. Evans           1,000,000             --  $    290,000              --
Robert D. Idzi              152,000             --        35,580              --
Anthony J. Dellavechia      100,000             --        13,000              --
Joe B. Dorman                75,000         25,000         9,000  $        3,000
Andrew L. Tenney             75,000         25,000         9,000           3,000

(1) Calculated using the fair market value of the Common Stock underlying the options and warrants as of the end of the transition period ($1.38) and the exercise price of the options or warrants.

COMPENSATION  OF  DIRECTORS

     The Company pays to each director a fee of $750 per month and $1,500 per meeting attended, plus reimbursement of expenses in connection with attending each meeting. In addition, the Company has granted each director warrants to purchase Common Stock. See "Principal Holders of Capital Stock." Messrs. Evans and Leary, who are employees of the Company, do not receive separate compensation for their services as directors, although Mr. Leary, who is an employee of Search was paid salary and bonus totaling $57,999 during the transition period.


OTHER  AGREEMENTS  WITH  EXECUTIVE  OFFICERS

     Effective January 20, 1995, George C. Evans joined the Company as President, Chief Executive Officer, Chief Operating Officer and a member of the Board of Directors by executing a three-year employment agreement at an annual compensation of $250,000 minimum per year. Mr. Evans is also to receive a bonus ranging from 25% to 100%, as determined by the Board, of annual salary. See "Report of the Compensation Committee on Executive Compensation." In June 1995, the Board determined to issue to Mr. Evans options or warrants (to be determined at a later date) to purchase 1,500,000 shares of Common Stock at a price of $1.375 per share. These warrants or options will be issued to Mr. Evans in 500,000 share portions upon the occurrence of the following conditions:

(a) 500,000 shares when the Company earns $1 million before taxes and dividends before fiscal year ending March 31, 1997;
(b) 500,000 shares when the market price of the Company's Common Stock reaches $3.50 per share; and
(c) 500,000 shares when the market price of the Company's Common Stock reaches $5.00 per share.

     On May 1, 1996, Mr. James F. Leary entered into a two-year employment agreement with the Company. During the term of this agreement, Mr. Leary will be paid a salary of $160,000 per year.

     As of March 31, 1996, no other employee of the Company or its subsidiaries was covered by an employment agreement.


EMPLOYEE  STOCK  OPTION  PLAN

     On August 1, 1994, the Board of Directors adopted, subject to stockholder approval, the 1994 Employee Stock Option Plan (the "Plan"). The Plan was approved by the stockholders on May 10, 1995. The purpose of the Plan is to advance the interest of the Company by providing additional incentives to attract and retain qualified and competent employees, upon whose efforts and judgment the success of the Company (including its subsidiaries) is largely dependent, through the encouragement of stock ownership in the Company by such persons. A total of 1,750,000 shares of Common Stock (subject to adjustment to compensate for the issuance of stock dividends or any recapitalization resulting in a stock split-up, combination or exchange of shares of Common Stock) have been reserved for sale upon exercise of options granted under the Plan. Options covering 1,122,000 shares had been granted under the Plan as of March 31, 1996.


CASHLESS  WARRANTS

     The Company also compensates its directors, key employees and some consultants through grants of cashless warrants. The purposes of these warrant grants are similar to those of the Employee Stock Option Plan. The exercise price of these warrants may be paid by the holder either (i) in cash or (ii) by surrender of warrants equal to the cash value of the exercise price. As of March 31, 1996, the Company had outstanding a total of 1,585,000 cashless warrants.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION.

     In  September  1993,  the  Board  of Directors established a compensation
committee  (the  "Compensation  Committee").    The  Compensation  Committee
currently consists of the following directors: A. Brean Murray, Richard F. Bonini and James F. Leary. Mr. Leary also serves as an employee of the Company in his capacity as Vice-Chairman of Finance. In addition, during the six-month period ended March 31, 1996, the Company paid Brean Murray, Foster Securities Inc. ("BMFS") $200,000 for services rendered by it related to the success of the Joint Plan of Reorganization. Mr. Murray is the chairman of BMFS. See "Certain Relationships and Related Transactions."


REPORT  OF  THE  COMPENSATION  COMMITTEE  ON  EXECUTIVE  COMPENSATION

     The Compensation Committee (the "Committee") is now comprised of three non-employee directors: Luther H. Hodges, Jr., Chairman, Richard F. Bonini and
William  H.  T.  Bush.    The  Committee  regularly  reviews  the  executive
compensation policies and practices of the Company and establishes or approves the compensation for executive officers. The Committee also administers the Company's 1994 Stock Option Plan.

     The Company's primary objective is to maximize stockholder value. To aid in accomplishing this goal, the Committee is guided by two principles in determining executive compensation policies: first, to attract, develop, reward and retain highly talented individuals; and second, to motivate executive officers to perform to the best of their abilities and to achieve both short-term and long-term Company objectives that will contribute to the overall goal of enhancing stockholder value.

     The Company's executive compensation program consists of two main elements:

 - Annual  compensation,  which  is  comprised  of  base salary and bonus, and
 - Long-term incentives that provide a financial opportunity to executive officers through grants of stock options and warrants. The compensation that may be realized by executives through these incentives is tied directly to the value of the Company's Common Stock in the future.

     The Committee believes that the Company's executive compensation program reflects the fundamental principles described above and provides strong incentives to executives to maximize Company performance.

     The base salary for Mr. George Evans, Chief Executive Officer, was determined by direct negotiations with Mr. Evans at the time of his employment in January 1995. The Employment Agreement for Mr. Evans specified his salary and the range for his bonus. Of the current Board of Directors, only A. Brean Murray was a member at that time. One of the Committee's members, A. Brean Murray, was a member of the Board at that time. The other members of the Board who participated in the negotiations are no longer members of the Board.

     During  August  1995,  the  Committee,  then composed of Messrs. A. Brean
Murray, Richard F. Bonini and James F. Leary, met informally to discuss Mr. Evans' performance and compensation. In September 1995, the deliberations of the Committee were presented to the Board of Directors, who approved changes to Mr. Evans' compensation. Prior to this approval, Mr. Leary who had been elected Vice Chairman, resigned from the Compensation Committee.

     The Committee and the Board of Directors considered the following matters: his (i) knowledge of the consumer finance industry; (ii) reputation and acquaintances with other persons in the finance industry; (iii) performance in improving Company operations and employee confidence; (iv) performance in hiring competent and experienced executives which could assist in the "turnaround" of the Company; (v) performance in formulating and implementing plans to convert the Company's debt to equity; (vi) performance iin dealing with shareholder and Noteholders who, at the time of his initial employment, were hostile toward the Company's former management; (vii) performance in settling the O'Shea shareholder class action litigation; and
(viii) performance in assembling a Board of Directors with experience and knowledge in the finance industry.

     Based on the foregoing evaluation, the Board of Directors, acting on the recommendation of the Committee, approved an increase in Mr. Evans' salary from $250,000 to $300,000 and a bonus of $250,000. Mr. Evans received the bonus in two payments, the first portion of which, consisting of $65,000, was paid at the end of the fiscal year ended September 30, 1995. The remaining $185,000 was to be paid subsequent to and conditioned upon confirmation of the Joint Plan. The Board also promised to grant to Mr. Evans the right to receive warrants or options, at his election, to purchase 1,500,000 shares of Common Stock, based on the future performance of the Company and its Common Stock per share price.

     The Committee approves the salary of the other executive officers of the Company, including the executive officers named in the Summary Compensation Table. The Committee at the end of each fiscal year reviews incentive bonus awards proposed by Mr. Evans for all of the executive officers other than Mr.
Evans.    The  Committee  and  Mr.  Evans  jointly  reviewed  the  individual performances of each executive officer other than Mr. Evans, and the Committee gave significant consideration of Mr. Evans' views on the performance of each such executive officer. The Committee also awards all warrants and 1994 Employee Stock Options to executive officers. Again, such awards are generally proposed by Mr. Evans, and the Committee and Mr. Evans jointly review the individual performances of each executive officer other than Mr. Evans in making the awards.

     The size of the bonus, option and warrant awards to executive officers were based on subjective factors, including primarily the perceived importance of the individual's contribution to the success of the Company and upon the amount of and value of options and warrants currently held by the individual. The Committee also takes into consideration in granting options and warrants to executive officers the relationship of the number of options and warrants held by each of the executive officers to a subjective rating of the degree of responsibility of the position held by each officer compared to that of the other executive officers. While not having a target ownership level of Common Stock by executive officers, the Committee has endeavored to motivate executives by granting options and warrants at levels that present executives with an opportunity for significant gains that are commensurate to gains in stockholder value.

     During the transition period ended March 31, 1996, bonus, option and warrant awards granted to executive employees were tied to the success of the Fund Subsidiaries' reorganization. Executive officers were granted a number of options and warrants prior to and during the transition period due to the Company's need to conserve cash in order to complete the reorganization of its Fund Subsidiaries, while continuing to attract qualified executive employees notwithstanding the troubled circumstances of the Company.

     Stock options and warrants are designed to align the interests of the recipients with those of the stockholders of the Company. Stock options and warrants are typically granted by the Company with an exercise price equal to the market price of the Company's Common Stock on the date of grant. The options generally vest over three years, and the warrants immediately vest. In the six-month transition period ended March 1996, the 1994 Employee Stock Options that were granted prior to the effectiveness of the Joint Plan became fully vested as a result of the substantial number of shares of stock that were issued by the Company pursuant to the Joint Plan and the resulting deemed change in control of the Company.

     In summary, the Committee's executive compensation decisions are generally intended to link a significant portion of the compensation of the Company's executive officers to individual performance and to corporate performance and stock price appreciation. The Committee intends to continue the policy of linking executive compensation to corporate performance and improvement in stockholder value, recognizing that economic factors beyond management's control may result in imbalances for a particular period but that consistent improvement in corporate performance over the long-term will enure to the mutual benefit of the Company's executives and its stockholders.


THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

Luther H. Hodges, Jr. - (member from September 6, 1995 to present)
Richard F. Bonini     - (member from June 29, 1995 to present)
William H.T. Bush     - (member from January 25, 1995 to present)
James F. Leary        - (member from June 29, 1995 to September 6, 1995)


PERFORMANCE  GRAPH

     The following graph presents cumulative shareholder return on the Company's Common Stock for the two and one half-year period ended March 31, 1996. The Company is compared to the S&P 500 Index and the S&P Financial Index. The graph assumes that $100 was invested in the Company's Common Stock and in each index at the beginning of the measurement period.

     The data source for all graphs is Bloomberg data service and National Quotation Bureau.


                         COMPARISON OF CUMULATIVE TOTAL RETURN 1993-1995*

                     SEPTEMBER 30, 1993   SEPTEMBER 30, 1994   SEPTEMBER 30, 1995   MARCH 31, 1996
                     -------------------  -------------------  -------------------  ---------------

Search Common Stock  $            100.00  $             76.17  $             18.89  $         34.12
S&P 500              $            100.00  $            100.82  $            127.34  $        153.96
S&P Financials       $            100.00  $             89.91  $            123.71  $        154.82

* Assumes the reinvestment of any dividends. Due to the sporadic and limited trading of the Company's Common Stock before September 30, 1993, only two and one-half years are shown.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of June 17, 1996, relating to the beneficial ownership of the Common Stock, 12% Preferred Stock (the "12% Preferred Stock") and 9%/7% Preferred Stock (i) by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, known to the Company to own beneficially 5% or more of the outstanding Common Stock or shares of Preferred Stock, and (ii) by each current director and executive officer of the Company and by all current directors and executive officers of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock, 12% Preferred Stock or 9%/7% Preferred Stock beneficially owned by such person.


                                                        AMOUNT  AND  NATURE  OF  BENEFICIAL  OWNERSHIP  (1)   PERCENTAGE
                                                                                                               OF  CLASS
                                                                                                             OUTSTANDING
                                                        ----------------------------------------------------------------
NAME OF DIRECTOR OR
EXECUTIVE OFFICER OR NAME                                     NUMBER OF          NUMBER OF 9%/7%    NUMBER OF
AND                                                             COMMON              PREFERRED     12% PREFERRED  COMMON
ADDRESS OF BENEFICIAL OWNER                                  STOCK SHARES         STOCK SHARES    STOCK SHARES    STOCK
- -----------------------------------------------------------  ------------        ---------------  -------------  -------

Hall Phoenix/Inwood, Ltd.                                       7,814,556   (2)        2,032,812                   28.7%
750 N. St. Paul, Suite 200
Dallas, Texas  75201-3247

Value Partners, Ltd.                                            2,150,174              2,667,819                    7.9%
2200 Ross Ave.
Suite 4660 W
Dallas, TX  75201


Greg Muns, M.D.                                                        --                                20,000      --
1319 Shores Circle
Rockwall, Texas  75087

Sam Coker Retirement Trust                                             --                                20,000      --
Rt. 2, Box 50
Millsap, Texas  76066

A. Brean Murray                                                   483,558   (3)                                    1.7 %

Luther H. Hodges, Jr.                                             111,000   (4)                                       *

James F. Leary                                                    102,500   (4)                                       *

William H.T. Bush                                                 100,000   (5)                                       *

Richard F. Bonini                                                 122,862   (4)           12,236                      *

George C. Evans                                                 1,000,000   (6)                                     3.5
George C. Evans, as holder of                                     812,127   (7)                                     2.9
  the SBM Trust irrevocable
  proxy

Joe B. Dorman                                                      75,000   (8)                                       *

Robert D. Idzi                                                    152,000   (9)                                       *

Anthony J. Dellavechia                                            100,000  (10)                                       *

Andrew L. Tenney                                                  100,000  (11)                                       *

Carolyn Malone                                                     63,960  (12)

All directors and executive officers as a group (9 persons)
                                                                3,277,007                 12,236                    8.5%



                                                             Percentage of Class Outstanding
                                                             --------------------------------
NAME OF DIRECTOR OR
EXECUTIVE OFFICER OR NAME
AND                                                          9%/7% PREFERRED   12% PREFERRED
ADDRESS OF BENEFICIAL OWNER                                       STOCK            STOCK
- -----------------------------------------------------------  ----------------  --------------

Hall Phoenix/Inwood, Ltd.                                               11.9%
750 N. St. Paul, Suite 200
Dallas, Texas  75201-3247

Value Partners, Ltd.                                                    15.6%
2200 Ross Ave.
Suite 4660 W
Dallas, TX  75201


Greg Muns, M.D.                                                                            5%
1319 Shores Circle
Rockwall, Texas  75087

Sam Coker Retirement Trust                                                                 5%
Rt. 2, Box 50
Millsap, Texas  76066

A. Brean Murray

Luther H. Hodges, Jr.

James F. Leary

William H.T. Bush

Richard F. Bonini                                                          *

George C. Evans
George C. Evans, as holder of
  the SBM Trust, irrevocable
  proxy

Joe B. Dorman

Robert D. Idzi                                                                            --

Anthony J. Dellavechia

Andrew L. Tenney

All directors and executive officers as a group (9 persons)
                                                                           *


  *   Less than 1%

     The  policy  of  the  Company with respect to transactions with officers,

(1) The information as to beneficial ownership of Common Stock, 12% Preferred Stock and 9%/7% Preferred Stock has been furnished by the Company's transfer agent and the respective shareholders, directors and officers of the Company. Each named person or group is deemed to be the beneficial owner of securities which may be acquired by such person or group within 60 days through the exercise of options, warrants and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of stock beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of stock beneficially owned by any other person or group.

(2) Includes (i) warrants to purchase 3,000,000 shares of Common Stock at $2.00 per share on or before November 30, 2000, and (ii) warrants to purchase 676,178 shares of Common Stock at 2.00 per share (increasing $0.25 each year) on or before March 31, 2001.

(3) Includes (i) warrants to purchase 10,000 shares, at $8.75 per share, on or before December 20, 1998, (ii) warrants to purchase 113,558 shares at $9.60 per share on or before December 10, 1998, (iii) warrants to purchase 250,000 shares at $1.09 per share on or before June 29, 2005, and (iv) warrants to purchase 50,000 shares at $1.16 per share on or before March 27, 2006.

(4) Includes warrants to purchase 50,000 shares at $1.09 per share on or before June 29, 2005 and warrants to purchase 50,000 shares at $1.16 per share on or before March 27, 2006.

(5) Represents warrants to purchase 50,000 shares at $1.375 per share on or before August 4, 2005 and warrants to purchase 50,000 shares at $1.16 per share on or before March 27, 2006.

(6) Represents (i) warrants to purchase 500,000 shares at $1.09 per share on or before June 29, 2005 and (ii) options issued under the 1994 Employee Stock Option Plan to purchase 500,000 shares of Common Stock at $1.09 per share on or before January 20, 2005, which vested in Mr. Evans following the Fund Subsidiaries' reorganization.

(7) Represents 812,127 shares owned of record by the SBM Trust for which Mr. Evans holds an irrevocable proxy to vote. Mr. Evans has no other relationship with the SBM Trust.

(8) Represents (i) warrants to purchase 25,000 shares at $1.09 per share on or before June 29, 2005, (ii) options issued under the 1994 Employee Stock Option Plan to purchase 25,000 shares of Common Stock at $1.09 per share on or before February 20, 2005, which vested in Mr. Dorman following the Fund Subsidiaries' reorganization and (iii) warrants to purchase 25,000 shares at $1.26 per share on or before March 27, 2006.

(9) Represents options issued under the 1994 Employee Stock Option Plan to purchase 102,000 shares at $1.09 per share on or before January 15, 2005, which vested in Mr. Idzi following the Fund Subsidiaries' reorganization, and warrants to purchase 50,000 shares at $1.26 per share on or before March 27, 2006.

(10) Represents warrants to purchase 50,000 shares at $1.25 per share on or before January 16, 2006 and options issued under the 1994 Employee Stock Option Plan to purchase 50,000 shares at $1.25 per share on or before January 16, 2006, which vested in Mr. Dellavechia following the Fund Subsidiaries' reorganization.

(11) Represents warrants to purchase 25,000 shares at $1.25 per share on or before January 16, 2006 and options issued under the 1994 Employee Stock Option Plan to purchase 25,000 shares at $1.26 per share on or before March 27, 2007, which vested in Mr. Tenney following the Fund Subsidiaries' reorganization.

(12) Represents options issued under the 1994 Employee Stock Option Plan to purchase (i) 5,000 shares $1.09 per share on or before August 1, 2004
     (ii)  2,400  shares  at $1.09 per share on or before January 15, 2005 and
     (iii) 5,000 shares at $1.26 per share on or before March 27, 2006. Also represents warrants to purchase 10,000 shares at $1.09 per share on or before June 29, 2005 and warrants to purchase 10,000 shares at $1.375 per share on or about August 4, 2005.


ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The policy of the Company with respect to transactions with officers, directors and affiliates is to require that such transactions be (i) on terms no less favorable to the Company than could be obtained from unrelated third parties and (ii) approved by a majority of the disinterested directors of the Company. The following transactions were approved by the Board of Directors of the Company in accordance with such policy.

     Mr. A. Brean Murray is a director of the Company and Chairman of Brean Murray, Foster Securities Inc. ("BMFS"). In March 1996, the Company paid a $200,000 cash fee to BMFS for its services related to the success of the Joint Plan. These services included research and advice to the Company regarding the feasibility, terms and marketability of securities issued under the Joint Plan, the advantages and disadvantages of a reverse stock split, the feasibility of the Company's plans to re-focus its receivables purchasing activities, and the potential trading markets and values of the Company's stock following the completion of the Joint Plan. These fees are subject to approval by the Court pursuant to11 U.S.C. Section 1129(a)(4).

     Pursuant to the Joint Plan, Mr. Frederick S. Hammer will become a member of the Board of Directors. Mr. Hammer is a principal in Inter-Atlantic Securities Corp., which will receive a fee for its services to be rendered in connection with obtaining potential subordinated debt financing for the
Company.    Inter-Atlantic  will  receive  the  following  compensation:

     A marketing fee in the amount of $50,000 after Inter-Atlantic has produced an offering memorandum to be given to potential investors.
     If subordinated debt financing is obtained, a private placement fee equal to 4.5% of the gross par amount of subordinated debt. One-half of the private placement fee will be paid in cash and one-half in subordinated debt, which will be valued at par and issued on the same terms as provided to the investors.

     Pursuant to the Funding Agreement ("Funding Agreement") entered into on November 30, 1995 between the Company and Hall Financial Group, Inc. ("HFG"), HFG made loans totaling $2,283,000 ("HFG Notes") to Search. The Funding Agreement gave HFG the right to convert the HFG Notes into 2,500,000 shares of the Company's common stock. Further, in connection with the Funding Agreement, the Company granted to HFG warrants to purchase 3,000,000 shares of the Company's Common Stock. The grants of these warrants and conversion rights gave HFG beneficial ownership of approximately 38.7% of Company's common stock, making HFG an affiliate of the Company.

     Effective April 2, 1996, HPIL, as assignee from HFG of the HFG Notes, fully exercised the rights of the holder of the HFG Notes to convert the Notes into 2,500,000 shares of Search common stock.

     The Funding Agreement also provided to HFG the option to purchase Common Stock, 9%/7% Preferred Stock, and warrants. Effective April 2, 1996, HPIL, as assignee of HFG, fully exercised this purchase option by paying $4,346,000 cash to the Company for which the Company issued 1,638,400 shares of Common Stock and 2,032,800 shares of 9%/7% Preferred Stock, and warrants to purchase 676,000 shares of Common Stock to HPIL.

     Pursuant to the Funding Agreement, HFG was entitled to elect one director to the Company's Board if HFG converted the HFG notes into Common Stock and to elect another if HFG purchased at least $1,000,000 present value of securities from the Company. As a result of satisfaction of these conditions, HFG has designated two HFG officers as its representatives for appointment to the Company's Board. These new directors, Messrs. Craig Hall and Larry E. Levey, pursuant to their request, will appointed as directors when the Company obtains directors and officers liability insurance, which the Company is pursuing.

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

(b)          REPORTS  ON  FORM  8-K

     During the quarter ended March 31, 1996 the following reports on Form 8-K were filed by the Company:

     On April 3, 1996, the Company filed a report on Form 8-K announcing a change in its fiscal year end from September 30 to March 31.

     On April 18, 1996, the Company filed a report on Form 8-K announcing the Effective Date of the Joint Plan.

     On May 14, 1996, the Company filed a report on Form 8-K announcing the approval of the shareholders class action suit settlement by U.S. District Court, Northern District of Texas, Dallas Division.

(c)          EXHIBITS


Exhibit
Number   Description
- -------  ----------------------------------------------------------------------------------------------------------

    2.1  Third Amended Joint Plan of Reorganization  (incorporated by reference to Exhibit 2.1 to the April 17,
         1996 Form 8-K Current Report).

    2.2  Modification to Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.2 to the April 17, 1996 Form 8-K Current Report).

    2.3  Order Confirming Third Amended and Supplemented Joint Plan, Pursuant to 11 U.S.C.   1129
         (incorporated by reference to Exhibit 2.3 to the April 17, 1996 Form 8-K Current Report).

    2.4  Chapter 11 Post-Confirmation Order (incorporated by reference to Exhibit 2.4 to the April 17, 1996
         Form 8-K Current Report).

    2.5  Order Regarding Entry Date of Order Confirming Third Amended and Supplemented Joint Plan
         Pursuant to 11 U.S.C.   1129  (incorporated by reference to Exhibit 2.5 to the April 17, 1996 Form 8-K
         Current Report).

    2.6  Order Granting Second Motion for Technical, Non-Material Modification to the Third Amended and
         Supplemented Joint Plan of Reorganization  (incorporated by reference to Exhibit 2.6 to the April 17,
         1996 Form 8-K Current Report).

    3.1  Restated  Certificate of Incorporation.

    3.2  Bylaws, as amended.

    4.1  Warrant to purchase 3,000,000 shares of common stock of Search Capital Group, Inc. dated as of
         November 30, 1995 (incorporated herein by reference from Exhibit 4.1 to the Form 8-K Current Report dated November 30, 1995).

    4.2  Certificate of Designation 9%/7% Convertible Preferred Stock  (incorporated by reference to Exhibit
         4.1 to the April 17, 1996 Form 8-K).

    4.3  Warrant Agreement dated as of March 27, 1996 between Search Capital Group, Inc. and American
         Securities Transfer, Inc., as Warrant Agent  (incorporated by reference to Exhibit 4.2 to the April 17,
         1996 Form 8-K).

   10.1  Form of Director's Warrant to purchase shares of Common Stock of Search Capital Group, Inc.
         (incorporated by reference from Exhibit 10.16 of Search Capital Group, Inc.'s Annual Report on Form
         10-K for the nine-month transition period ended September 30, 1993)

   10.2  Form of Warrant for Officers and Employees to purchase shares of Common Stock of Search Capital
         Group, Inc. (incorporated by reference from Exhibit 10.17 of Search Capital Group, Inc.'s Annual
         Report on Form 10-K for the nine-month transition period ended September 30, 1993)

   10.3  1994 Employee Stock Option Plan of Search Capital Group, Inc. (incorporated by reference from
         Exhibit 10.18 of Search Capital Group, Inc. Annual Report on Form 10-K for the fiscal year ended
         September 31, 1994).

   10.4  Stock Purchase Agreement between Search Capital Group, Inc. and Louis Dorfman, Trustee of the SBM
         Trust (incorporated by reference from Exhibit 10.9 to Search Capital Group, Inc.'s originally filed
         Annual Report on Form 10-K for the year ended September 30, 1995).

   10.5  Funding Agreement dated November 30, 1995 (the "Funding Agreement") among Search Capital
         Group, Inc., Search Funding Corp., Automobile Credit Acceptance Corp., Automobile Credit Holdings,
         Inc., Newsearch, Inc. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit
         99.1 to the Form 8-K Current Report of Search Capital Group, Inc. dated November 30, 1995 (the 11/95
         8-K")).

   10.6  Convertible Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search
         Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of
         1,284,487.28 (incorporated herein by reference from Exhibit 99.2 to the 11/95 8-K).

   10.7  Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp.
         payable to the order of Hall Financial Group, Inc. in the principal amount of $715,512.72. (incorporated herein by reference from Exhibit 99.3 to the 11/95 8-K).

   10.8  Convertible Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp.
         payable to the order of Hall Financial Group, Inc. in the principal amount of $1,000,000.00.
         (incorporated herein by reference from Exhibit 99.4 to the 11/95 8-K).

   10.9  Newsearch Pledge Agreement dated as of November 30, 1995 between Newsearch, Inc. and Hall
         Financial Group, Inc. (incorporated herein by reference from Exhibit 99.5 to the 11/95 8-K).

  10.10  Search Pledge Agreement dated as of November 30, 1995 between Search Capital Group, Inc. and Hall
         Financial Group, Inc. (incorporated herein by reference from Exhibit 99.6 to the 11/95 8-K).

  10.11  ACHI Pledge Agreement dated as of November 30, 1995 between Automobile Credit Holdings, Inc.
         and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.7 to the 11/95 8-K).

  10.12  Search Security Agreement dated as of November 30, 1995 between Search Capital Group, Inc. and
         Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.7 to the 11/95 8-K).

  10.13  SFC Security Agreement dated as of November 30, 1995 between Search Funding Corp. and Hall
         Financial Group, Inc. (incorporated herein by reference from Exhibit 99.9 to the 11/95 8-K).

  10.14  ACAC Security Agreement dated as of November 30, 1995 between Automobile Credit Acceptance
         Corp. and Hall Financial Group, Inc. (incorporated herein by reference from Exhibit 99.10 to the 11/95
         8-K).

  10.15  First Amendment to the Funding Agreement dated December 31, 1995

  10.16  Second Amendment to the Funding Agreement dated March 25, 1996

  10.17  Third  Amendment to the Funding Agreement dated April 1, 1996.

  10.18  Letter Agreement between Search Capital Group and Alex. Brown & Sons, Inc. dated May 24, 1995
         (incorporated by reference from Exhibit 10.20 to Search Capital Group, Inc.'s Annual Report on Form 10-K
         for the year ended September 30, 1995).

  10.19  Employment Letter Agreement between George C. Evans and Search Capital Group dated January 20, 1995
         (incorporated by reference from Exhibit 10.21 to Search Capital Group, Inc.'s Annual Report on Form
         10-K for the year ended September 30, 1995).

  10.20  Amendment to Employment Agreement of George C. Evans dated May 10, 1995 (incorporated by reference from Exhibit 10.22 to Search Capital Group, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995).

  10.21  Employment Agreement between Search Capital Group, Inc. and James F. Leary dated May 1, 1996.

  10.22  Letter agreement between the Company and Inter-Atlantic Securities dated May 13, 1996.

   22.1  List of Subsidiaries (incorporated by reference from Search Capital Group, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended September 31, 1994).

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

                                           SEARCH  CAPITAL  GROUP,  INC.


                                 By:        /s/ George C. Evans
                                     --------------------------
                                     George  C.  Evans,  President  and  Chief
                                     Executive  Officer.
Dated:  July 1, 1996
        ------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


SIGNATURE                                    TITLE                           DATE
- ----------------------  -----------------------------------------------  ------------

/s/ George C. Evans                                                      July 1, 1996
- ----------------------                                                   ------------

George C. Evans         Chairman of the Board, President, Chief
                        Executive Officer, Chief Operating Officer and
                        Director


/s/ Robert D. Idzi                                                       July 1, 1996
- ----------------------                                                   ------------
Robert D. Idzi          Executive Vice President, Chief Financial
                        Officer and Treasurer


/s/ Andrew D. Plagens                                                    July 1, 1996
- ----------------------                                                   ------------
Andrew D. Plagens       Vice President, Controller and Chief Accounting
                        Officer


/s/ A. Brean Murray                                                      July 1, 1996
- ----------------------                                                   ------------
A. Brean Murray         Director


/s/ Richard F. Bonini                                                    July 1, 1996
- ----------------------                                                   ------------
Richard F. Bonini       Director


/s/ Luther H. Hodges                                                     July 1, 1996
- ----------------------                                                   ------------
Luther H. Hodges        Director


/s/ James F. Leary                                                       July 1, 1996
- ----------------------                                                   ------------
James F. Leary          Vice Chairman of Finance and Director


/s/ William H. T. Bush                                                   July 1, 1996
- ----------------------                                                   ------------
William H. T. Bush      Director