Form 10-K/A
period 1995-12-31
SEARCH CAPITAL GROUP INC
filed 1996-07-30
CIK 318672

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                 FORM 10-K/A
                               AMENDMENT NO. 1




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




Exhibit
Number   Description
- -------  ---------------------------------------------------------------------

  27.00  Financial  Data  Schedule  for  the transition period ended March 31,
         1996


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEARCH  CAPITAL  GROUP,  INC.



                                 By:            /s/ Andrew D. Plagens
                                     -----------------------------------------
                                     Andrew D. Plagens
                                     Vice President, Controller and Chief
                                     Accounting Officer

Dated:  July 26, 1996
        -------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the dates indicated.


SIGNATURE                                    TITLE                 DATE
- ----------------------  ------------------------------------  ---------------

/s/ Andrew D. Plagens                                           July 26, 1996
- ----------------------                                        ---------------
Andrew D. Plagens       Vice President, Controller and Chief
                        Accounting Officer
