Form 10-Q
period 1996-06-30
SEARCH CAPITAL GROUP INC
filed 1996-08-13
CIK 318672

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:            Commission File Number:
         June 30, 1996                          0-9539
     ----------------------            -----------------------


           S E A R C H    C A P I T A L    G R O U P,    I N C .
           (Exact name of Registrant as specified in its charter)


            Delaware                            41-1356819
  --------------------------------  ---------------------------------
  (State or other jurisdiction of)  (IRS Employer Identification No.)
   incorporation or organization)


                          700 North Pearl, Suite 400
                            Dallas, Texas 75201
                            -------------------
         (Address of principal executive offices, including zip code)

                                214-965-6000
                                ------------
            (Registrant's telephone number, including area code)

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

                           Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Number of Shares Outstanding
              Class                                  at August 9, 1996
  ----------------------------                  ----------------------------
  Common Stock, $.01 par value                           28,634,870



                          SEARCH CAPITAL GROUP, INC.
                               FORM 10-Q INDEX

PART I                    FINANCIAL INFORMATION                PAGE
- ----------                                                     ----

Item 1.     Consolidated Financial Statements                     3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   9

PART II     OTHER INFORMATION                                    14
- ----------

Item 1.     Legal Proceedings                                    14

Item 6.     Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                       15


The financial information for the interim periods presented herein is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

                       SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended June 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," " continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Transition Report for the six months ended March 31, 1996 and in other Company documents filed with the Securities and Exchange Commission.

PART  I.          FINANCIAL  INFORMATION

ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS


                                    Consolidated Balance Sheets


                                              June 30, 1996              March 31, 1996
                                             ---------------  -------------------------------------
ASSETS                                          Unaudited        Historical     Pro forma (Note 3)
- -------------------------------------------  ---------------  ----------------  -------------------

Gross contracts receivable (Note 2)          $   30,344,000   $    37,086,000   $       37,086,000
Unearned interest                                (5,621,000)       (6,435,000)          (6,435,000)
                                             ---------------  ----------------  -------------------
Net contracts receivable                         24,723,000        30,651,000           30,651,000
Allowance for credit losses                     (10,506,000)      (13,353,000)         (13,353,000)
Loan origination costs                            3,927,000         3,984,000            3,984,000
Amortization of loan origination costs           (3,653,000)       (3,578,000)          (3,578,000)
Net contract receivables - after allowance
for credit losses & other costs                  14,491,000        17,704,000           17,704,000
                                             ---------------  ----------------  -------------------

Cash and cash equivalents                        20,871,000        17,817,000           21,582,000
Vehicles held for resale                            356,000           566,000              566,000
Property and equipment, net                         988,000         1,062,000            1,062,000
Other assets, net                                   210,000           197,000              197,000
                                             ---------------  ----------------  -------------------

Total assets                                 $   36,916,000   $    37,346,000   $       41,111,000
                                             ===============  ================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------

Lines of credit                              $            -   $     2,283,000   $                -
Accrued settlements                                 500,000           688,000              688,000
Dividends payable                                 1,610,000                 -                    -
Accounts payable and other liabilities            2,477,000         7,356,000            7,356,000
Accrued interest                                          -            15,000                    -
                                             ---------------  ----------------  -------------------
Total Liabilities                                 4,587,000        10,342,000            8,044,000
                                             ---------------  ----------------  -------------------

Stockholders' Equity
- -------------------------------------------
Preferred stock                                     175,000           154,000              174,000
Common stock                                        302,000           259,000              300,000
Additional paid-in capital                       86,532,000        81,784,000           87,786,000
Accumulated deficit                             (53,530,000)      (54,043,000)         (54,043,000)
Treasury stock                                   (1,150,000)       (1,150,000)          (1,150,000)
                                             ---------------  ----------------  -------------------
Total stockholders' equity                       32,329,000        27,004,000           33,067,000
                                             ---------------  ----------------  -------------------
Total liabilities and stockholders' equity   $   36,916,000   $    37,346,000   $       41,111,000
                                             ===============  ================  ===================

         See accompanying notes to consolidated financial statements.


                   Condensed Consolidated Statements of Operations

                                     (Unaudited)


                                            Three Months Ended    Three Months Ended
                                              June 30, 1996         June 30, 1995
                                           --------------------  --------------------

Interest revenue                           $         1,659,000   $         4,169,000
Interest expense                                             -             2,955,000
                                           --------------------  --------------------
Net interest income                                  1,659,000             1,214,000

Recovery of (provision for) credit losses            1,382,000              (424,000)
                                           --------------------  --------------------

Net interest income after recoveries of
  (provisions for) credit losses                     3,041,000               790,000
                                           --------------------  --------------------

General and administrative expense                   2,528,000             3,852,000
                                           --------------------  --------------------

Net income (loss) before dividends                     513,000            (3,062,000)

Preferred stock dividends                           (1,404,000)              (60,000)
Net loss attributable to common
stockholders                               $          (891,000)  $        (3,122,000)
                                           ====================  ====================

Net loss per share attributable to common
  stockholders                             $              (.03)  $              (.35)
                                           ====================  ====================

Weighted average number of common
  shares outstanding                                26,628,000             8,858,000
                                           ====================  ====================


                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                   THREE MONTHS     THREE MONTHS
                                                       ENDED            ENDED
                                                   JUNE 30, 1996    JUNE 30, 1995
                                                  ---------------  ---------------

OPERATING ACTIVITIES:
Net income (loss)                                 $      513,000      ($3,062,000)
Adjustments to reconcile net income (loss) to
  cash used in operations:
Provision for (recovery) of credit losses               (496,000)         424,000
Amortization of deferred offering costs                        -          681,000
Amortization of loan origination costs                   142,000          216,000
Depreciation                                             134,000           97,000
Changes in assets and liabilities:
Decreases (increases) in other assets                    336,000         (440,000)
Increases (decreases) in accounts payable             (5,149,000)         722,000
Write off of fixed assets                                      -          141,000
Cash used in operations                               (4,520,000)      (1,221,000)

INVESTING ACTIVITIES:
Purchase of contracts receivable                      (2,745,000)      (6,652,000)
Principal payments on contracts receivables            5,249,000        7,677,000
Proceeds from sales of vehicles                        1,273,000        2,595,000
Purchase of property and equipment                       (61,000)        (366,000)
Decrease in restricted cash                                    -        6,413,000
                                                  ---------------  ---------------
Cash provided by investing activities                  3,716,000        9,667,000
                                                  ---------------  ---------------

FINANCING ACTIVITIES:
Repayments under line of credit                         (173,000)        (703,000)
Notes payable repayments                                       -       (1,615,000)
Capital lease principal payments                         (15,000)         (14,000)
Net proceeds from debt conversion and sale
  of stock                                             4,106,000                -
Purchase of treasury stock                                     -       (1,125,000)
Payment of dividends on preferred stock                  (60,000)         (60,000)
                                                  ---------------  ---------------
Cash provided by (used in) financing activities        3,858,000       (3,517,000)
                                                  ---------------  ---------------

CHANGE IN CASH AND CASH EQUIVALENTS:
Change in cash and cash equivalents                    3,054,000        4,929,000
Cash and cash equivalents - beginning                 17,817,000        1,633,000
                                                  ---------------  ---------------
Cash and cash equivalents - ending                $   20,871,000   $    6,562,000
                                                  ===============  ===============


Supplemental Information:
Cash Paid for Interest                            $       16,000   $    2,461,000
                                                  ===============  ===============


                          SEARCH CAPITAL GROUP, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


1.          BASIS  OF  PRESENTATION

     The consolidated financial statements of Search Capital Group, Inc. ("Search") and together with its subsidiaries ("Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company for the periods presented. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K Transition Report for the six months ended March 31, 1996.

     The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods balances to conform to current period presentation.

2.       CONTRACT RECEIVABLES, ALLOWANCE FOR CREDIT LOSSES AND INTEREST INCOME

     The Company records contract purchases at cost. An initial reserve is recorded for the difference between the amount financed at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contractual delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of cost or estimated net realizable value. Interest income is not recognized on loans where the contractual delinquency exceeds sixty days or concerns exist about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to the provision for credit losses. Recorded reserves in excess of anticipated losses are recorded as recovery of prior credit losses.

     The Company measures its delinquency on a contractual basis. The following tables set forth certain information related to the delinquency of the Company's contract receivables as of June 30, 1996 and March 31, 1996.

                                                                                AS OF JUNE 30, 1996
                                                             ---------------------------------------------------------------
                                                                           % OF
                                                             NUMBER OF    TOTAL         TOTAL
CONTRACTUAL                                                   ACTIVE      ACTIVE       UNPAID       UNEARNED        NET
DELINQUENCY                                                  CONTRACTS  CONTRACTS   INSTALLMENTS    INTEREST    RECEIVABLES
- -----------------------------------------------------------  ---------  ----------  -------------  ----------  -------------

Current to 60 days past due                                      6,524         96%  $  29,111,000  $5,392,000  $ 23,719,000
61-over days past due                                              258          4%      1,233,000     229,000     1,004,000
                                                             ---------  ----------  -------------  ----------  -------------
Total                                                            6,782        100%  $  30,344,000  $5,621,000    24,723,000
                                                             =========  ==========  =============  ==========
Allowance for credit losses                                                                                     (10,506,000)
                                                                                                               -------------
Receivables, net of allowance for credit losses                                                                $ 14,217,000
                                                                                                               =============

Allowance for credit losses as a percent of net receivables                                                            42.5%
                                                                                                               =============

                                                                                AS OF MARCH 31 , 1996
                                                             ---------------------------------------------------------------
                                                                           % OF
                                                             NUMBER OF    TOTAL         TOTAL
CONTRACTUAL                                                   ACTIVE      ACTIVE       UNPAID       UNEARNED        NET
DELINQUENCY                                                  CONTRACTS  CONTRACTS   INSTALLMENTS    INTEREST    RECEIVABLES
- -----------------------------------------------------------  ---------  ----------  -------------  ----------  -------------

Current to 60 days past due                                      7,575         95%  $  34,995,000  $6,055,000  $ 28,940,000
61-over days past due                                              421          5%      2,091,000     380,000     1,711,000
                                                             ---------  ----------  -------------  ----------  -------------
Total                                                            7,996        100%  $  37,086,000  $6,435,000    30,651,000
                                                             =========  ==========  =============  ==========
Allowance for credit losses                                                                                     (13,353,000)
                                                                                                               -------------
Receivables, net of allowance for credit losses                                                                $ 17,298,000
                                                                                                               =============

Allowance for credit losses as a percent of net receivables                                                            43.6%
                                                                                                               =============


     Excludes 237 and 333 accounts which were reclassified to vehicles held for resale as of June 30, 1996 and March 31, 1996, respectively.

     Most  of  the  Company's contracts receivable are due from individuals in
metropolitan  areas  of  southern  and  western  states.    To  some  extent,
realization of the receivables will be dependent on local economic conditions.
 In the opinion of management, a portion of the contracts receivables will be repaid or extended either before or past the contractual maturity date.
Therefore, the tabulations below should not be regarded as a forecast of future cash collections. The following tables set forth certain information related to the contractual maturities of the Company's contract receivables as of June 30, 1996 and March 31, 1996.

                                                          AS OF JUNE 30, 1996
                                            -------------------------------------------------
                                                       12 MONTHS ENDING JUNE 30,
                                                                      1999 AND
                                               1997         1998       BEYOND       TOTAL
                                            -----------  ----------  ----------  ------------

Future payments receivable                  $21,334,000  $7,362,000  $1,648,000  $30,344,000
Less unearned interest                        4,421,000   1,112,000      88,000    5,621,000
                                            -----------  ----------  ----------  ------------
Net contractual maturities                  $16,913,000  $6,250,000  $1,560,000  $24,723,000
                                            ===========  ==========  ==========  ============

Unearned as a percent of gross receivables                                              18.5%
                                                                                 ============
Weighted Average APR                                                                    23.6%
                                                                                 ============
Weighted Average Original Term in Months                                                33.8
                                                                                 ============
Weighted Average Remaining Term in Months                                               21.2
                                                                                 ============

                                                         AS OF MARCH 31, 1996
                                            --------------------------------------------------
                                                       12 MONTHS ENDING MARCH 31,
                                                                       1999 AND
                                               1997         1998        BEYOND       TOTAL
                                            -----------  -----------  ----------  ------------

Future payments receivable                  $23,445,000  $11,507,000  $2,134,000  $37,086,000
Less unearned interest                        4,886,000    1,450,000      99,000    6,435,000
                                            -----------  -----------  ----------  ------------
Net contractual maturities                  $18,559,000  $10,057,000  $2,035,000  $30,651,000
                                            ===========  ===========  ==========  ============

Unearned as a percent of gross receivables                                               17.4%
                                                                                  ============
Weighted Average APR                                                                     23.9%
                                                                                  ============
Weighted Average Original Term in Months                                                 32.4
                                                                                  ============
Weighted Average Remaining Term in Months                                                19.1
                                                                                  ============


     The following table shows the changes in the Company's allowance for loan losses for the three months ending June 30, 1996 and June 30, 1995.


                                             THREE MONTHS ENDING    THREE MONTHS ENDING
                                                JUNE 30, 1996          JUNE 30, 1995
                                            ---------------------  ---------------------

Balance at beginning of period              $         13,353,000   $         33,543,000
Allowance recorded on acquisition of loans               307,000              2,624,000
Provision for loan losses                                      -                742,000
Recovery of prior credit losses                          886,000                      -
Reduction in allowance for credit losses              (1,382,000)              (318,000)
Loans charged off against allowance                   (2,658,000)           (10,052,000)
                                            ---------------------  ---------------------
Balance at end of period                    $         10,506,000   $         26,539,000
                                            =====================  =====================


3.          TRANSACTIONS  WITH  HALL  AND  AFFILIATES

     On November 30, 1995, Search entered into a Funding Agreement ("Funding Agreement") with Hall Financial Group, Inc. ("HFG"). Pursuant to the Funding Agreement, HFG made loans totaling $2,283,000 ("HFG Notes") to Search. The HFG Notes could, at the election of HFG or its assigns, be converted into a maximum 2,500,000 shares of Search common stock. Effective April 2, 1996, Hall/Phoenix Inwood, Ltd. ("HPIL"), as assignee from HFG of the HFG Notes, fully exercised the rights of the holder of the HFG Notes to convert the Notes into 2,500,000 shares of Search common stock. Because the conversion price specified in the HFG Notes for these shares was less than the full amount due HFG, Search paid to HPIL the remaining portion of the debt evidenced by the HFG Notes in cash.

     The Funding Agreement also provided to HFG the option to purchase common stock, 9%/7% convertible preferred stock, and warrants. Effective April 2, 1996, HPIL, as assignee of HFG, fully exercised this purchase option by paying $4,346,000 cash to Search for which Search issued 1,638,400 shares of common stock, 2,032,800 shares of 9%/7% preferred stock, and warrants to purchase 676,000 shares of common stock to HPIL.

     Pursuant to the Funding Agreement, HFG was entitled to elect one director to Search's Board if HFG converted the HFG Notes into common stock and to elect another director if HFG purchased at least $1,000,000 Present Value of securities from Search. As a result of satisfaction of these conditions, two HFG officers were appointed to Search's Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the purchase and servicing of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices generally ranging from $5,000 to $15,000. The Company generally purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network"). The Company from time to time makes bulk acquisitions of these receivables. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members of the Dealer Network forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital. The Company administers its receivables purchasing, servicing and management activities utilizing its proprietary Auto Note Management System software. The Company commenced its used motor vehicle receivables purchasing and servicing business in 1991. The Company is also planning to expand into other areas of consumer finance in the near future.

     Prior to November 4, 1994, the Company primarily financed the purchase of used motor vehicle receivables through the private and public sale of interest-bearing rates (the "Notes) issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Until March 1996, the purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria. In March 1996, following confirmation of the Fund Subsidiaries' plan of reorganization, under bankruptcy proceedings the Notes and the indebtedness represented by the Notes, together with their
related  Trust  Indentures,  were  canceled.    At  that  time,  the  Company
implemented its new purchasing program (the "Preferred Program"). The Preferred Program continues to focus on the purchasing of used motor vehicle receivables whose obligors have non-prime credit histories, but places more emphasis on job, income and residence stability and re-established positive credit of the obligor than the Company's earlier programs.

     The Company anticipates lower repossession rates and higher repossession sale proceeds as a result of the Preferred Program. The terms of loans under the Preferred Program generally range from 30 months to 60 months.

RESULTS  OF  OPERATIONS

Comparison  of  Three-Month  Period  Ended  June  30,  1996  and  1995

     The Company purchased 288 contracts during the three months ended June 30, 1996 compared to 1,491 during the same three months ended June 30, 1995. The cost of contracts purchases was $2,745,000 ($9,531 per contract) compared to $6,652,000 ($4,461 per contract) for the three-month periods in 1996 and 1995, respectively. The increase in cost is due to a higher purchase price per contract under the Preferred Program. The Company expects to continue to see an increase in its per contract cost under its Preferred Program when compared to purchases under its old program. The Company is also planning to expand into other areas of consumer finance.

     Interest revenue decreased from $4,169,000 for the three months ended June 30, 1995 to $1,659,000 for the three months ended June 30, 1996. The decrease of $2,510,000 or 60% is a result of lower average interest earning net receivables for the three month period ended June 30, 1996 of $25,073,000 compared to $52,126,000 average interest earning net receivables for the period ended June 30, 1995.

     Interest expense decreased from $2,955,000 to zero for the three months ended June 30, 1996 compared to the same three-month period ended June 30, 1995. The decrease in interest expense is a result of confirmation and effectiveness of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Additionally, as a result of the plan's effectiveness, the Company paid the balance owing on its outstanding lines of credit.

     The provision for credit losses decreased from a loss of $424,000 for the three months ended June 30, 1996 to a recovery of $1,382,000 for the three months ended June 30, 1996. The decrease in loss provision is due to sufficient provisions for losses being made in prior periods to cover current period losses and collections from previously charged-off accounts. The Company's remote collections facilities, which were opened during the second calendar quarter of 1995, have been successful in contacting and collecting some of the chronically delinquent and charged-off accounts and locating previously identified skips. In the future, management anticipates a lower amount of recovery of prior credit losses as these collections decrease. During the three months ended June 30, 1996, the Company received a one-time settlement of $115,000 from a car dealer for deficiencies on sales of repossessed cars purchased from that dealer. Additionally, during the three months ended June 30, 1996, the Company charged off, after sale of repossessed vehicles or upon determination that the account was not collectible, 962 accounts compared to 1,520 during the three months ended June 30, 1995.

     General and administrative expenses decreased from $3,852,000 to $2,528,000 for the three months ended June 30, 1995, compared to the same
three-month  period  in  June  30,  1996.    The  decrease  in  general  and
administrative expenses is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots, which were used to process repossessions, by December 31, 1995. The three-month period ended June 30,
1995 contains general and administrative expenses, related to these retail lots whereas the three months ended June 30, 1996 contain none of the same expenses. The Company's employee count averaged 122 persons for the three months ended June 30, 1995, compared to 100 persons for the three months ended June 30, 1996.

     Preferred stock dividends increased from $60,000 for the three months ended June 30, 1995 to $1,404,000 for the three months ended June 30, 1996. This increase in preferred stock dividend is related to the issuance of 17,064,000 shares of the Company's 9%/7% Convertible Preferred Stock upon confirmation of the Fund Subsidiaries' plan of reorganization. The Company had outstanding 400,000 shares of its 12% Convertible Preferred Stock outstanding and no 9%/7% Convertible Preferred Stock during the three months ended June 30, 1995, compared to 400,000 and 17,064,000 shares of 12% Convertible Preferred Stock and 9%/7% Convertible Preferred Stock, respectively, outstanding during the three months ended June 30, 1996.

     Net loss per share decreased from $(.35) per share for the three months ended June 1995 to $(.03) per share for the three months ended June 30, 1996. The decrease is due to lower net loss per share attributable to common stockholders of $2,231,000 and an increased number of weighted average shares outstanding from 8,858,000 to 26,628,000, for the three months ending June 30, 1995 and 1996, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

General

     The Company's business will have an ongoing requirement to raise substantial amounts of cash to support its activities. Currently, the principal cash requirements include amounts to purchase receivables, cover operating expenses, and to pay preferred stock dividends. The Company has a significant amount of cash on hand as of June 30, 1996, which it considers adequate to meet its reasonably anticipated needs. The Company intends to invest a portion of this cash into receivables. In the future, additional liquidity will be necessary to support growth of the Company's loan portfolio and operations.

     Because the used motor vehicle and consumer finance industry require the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and will be an important element in the Company's
operations.    The  Company  intends  to  leverage  its  net  worth  and  any subordinated debt in the future to enhance its liquidity. Additionally, the Company will endeavor to maximize its liquidity by diversifying its sources of funds which will include (a) cash from operations, (b) the securitization of receivables, (c) lines of credit available from commercial banks, and (d) a subordinated debt-offering.

     The Company has obtained a commitment for a line of credit to purchase receivables which would then be assigned to special purpose entities for future securitization. The Company has also received a commitment for a line of credit to purchase receivables which would remain on its balance sheet. As of August 8, 1996, these commitments are subject to completion of definitive documentation. The Company is planning to issue up to $25,000,000 in senior subordinated notes with warrants to purchase common stock. These financings would be utilized for the purchase of receivables and operations. The Company believes the financings as contemplated would be adequate to fund anticipated operations.


OPERATING  ACTIVITIES

Principal  Sources  and  Uses  of  Cash  in  Operating  Activities

     The principal source of cash from operating activities is provided by net interest income. The principal uses of cash in operations are required for general and administrative expenses, other non-recurring types of expenses and payments relating to previously accrued expenses.

Comparison of Operating Cash Flows for the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995

     During the three months ended June 30, 1996, the Company utilized $4,520,000 of cash in its operations compared to $1,221,000 of cash being utilized in operations in the three months ended June 30, 1995. The increase of $3,299,000 is primarily a result of reduction in expense accruals of $5,150,000 during the three months ended June 30, 1996 compared to an increase in expense accruals of $708,000 in the same period ended June 30, 1995. The change in expense accrual of $5,858,000 was offset by an increase in net interest income of $445,000 and reduced general and administrative expenses of $1,324,000 during the three months ended June 30, 1996 compared to June 30, 1995, with the non-cash components of interest income and interest expenses accounted for to $1,761,000 during the three months ended June 30, 1996, compared to $142,000 during the three months ended June 30, 1996.

     The Company anticipates having negative operating cash flows in the foreseeable future as it continues to expand its Dealer Network, expand into consumer finance, and grow its receivable base.


INVESTING  ACTIVITIES

Principal  Sources  and  Uses  of  Cash  Provided  by  Investing  Activities

     The principal sources of cash from investing activities include cash from principal payments on receivables and proceeds from the sale of repossessed vehicles. The principal uses of cash in investing activities include cash used for purchasing receivables and property and equipment.

Comparison of Investing Cash Flows for the Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995.

     Cash provided by investing activities decreased $5,951,000 or 62% from $9,667,000 for the three months ended June 30, 1995 to $3,716,000 for the three months ended June 30, 1996. The decrease is primarily due to a decrease of $2,428,000 in principal payments received and a decrease of $6,413,000 in unrestricted cash partially offset by a decrease of $3,907,000 in new contract purchases and a decrease in repo proceeds of $1,322,000. Principal payments and repossession proceeds on receivables were $10,272,000 compared to $6,522,000 for the three months ended June 30, 1995 and 1996, respectively. Purchases of property and equipment decreased from $366,000 to $61,000 for the three months ended June 30, 1995 and 1996, respectively.

     The Company anticipates encountering negative cash flows from investing activities in the foreseeable future as is continues to expand its non-prime automobile receivable base by expanding into more states and greater market penetration in existing states and expands into consumer finance. It is anticipated that the Company will begin consumer finance operations during its third fiscal quarter of 1996.
FINANCING  ACTIVITIES

Principal  Sources  and  Uses  of  Cash  Provided  by  Financing  Activities

     The principal sources of cash from financing activities are from borrowings under line of credit agreements, debt offerings proceeds, and sales of common and preferred stock. The principal uses of cash in financing activities include cash for the repayment of amounts borrowed under lines of credit, repayment of debt offerings, and payment of dividends on preferred stock.

     During the three months ended June 30, 1996, the Company's financing activities provided $3,858,000 of cash compared to utilizing cash of $3,517,000 during the same three-month period ended June 30, 1995. The change of $7,375,000 was caused primarily by proceeds from sale of stock during the three months ended June 30, 1996 and a lack of a purchase of treasury stock such as occurred in the three months ended June 30, 1995.

     The Company, on July 17, 1996, signed an Asset Purchase Agreement with U.S. Lending Corporation in Florida to acquire its assets and assume certain liabilities. The Company will give, in exchange for the assets, a combination of common stock, 9%/7% preferred stock, and, at U.S. Lending's option, warrants to purchase common stock. It is anticipated that this transaction  will  be  accounted  for under the purchase method of accounting.

     The Company also has completed a transaction with Dealers Alliance Credit Corporation in Atlanta, Georgia to acquire its assets and assume liabilities. The transaction requires the Company to assume approximately $17,500,000 in bank debt under a newly restructured line of credit and acquire assets of approximately $23,000,000. The Company gave, in exchange for the net assets, a combination of common stock, 9%/7% preferred stock, and warrants to purchase common stock. This transaction will be accounted for under the purchase method of accounting.

     The Company's annual dividend requirements on the outstanding shares of its 12% Preferred Stock and 9%/7% Preferred Convertible Stock, as of June 30, 1996, were $240,000 and $5,350,000, respectively. The annual dividend requirement on the Company's 9%/7% Convertible Preferred Stock will remain at the 9% level, or $5,350,000, until March 31, 1999 and then decrease to the 7% level, or $4,161,000, until March 2003. Any conversion to Common Stock would reduce these dividend requirements. Additionally, as a result of the acquisitions noted above, the Company's annual divided requirement for its 9%/7% Preferred Stock will increase to a maximum of $6,864,000 until March 31, 1999 and then decrease to $5,339,000 until March 2003. Any conversion of the 9%/7% Preferred Stock to common stock would reduce these dividend requirements.

     The Company anticipates an increase in cash flows from financing activities due to its anticipated subordinated debt offering, completion and utilization of warehouse lines, and other debt and stock offerings. The Company believes its contemplated debt offering and lines of credit will be sufficient to finance its current operating and investing needs necessary for the growth of its receivables portfolio and expansion into consumer finance for the foreseeable future.

PART  II.          OTHER  INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

     On July 7, 1994, a class action civil lawsuit was filed against Search, certain of its officers and directors, one of its former accounting firms and the lead underwriter and one of its principals involved in the issuance of Search's common stock. This action was filed in the United States District Court for the Northern District of Texas, Dallas Division, and was styled Ellen O'Shea, et al v. Search Capital Group, Inc., et al, Civil Action No. 3:94-CV-1428-J. On July 11, 1994, and on July 13, 1994, similar actions in John R. Boyd, Jr., et al. v. Search Capital Group, Inc., et al., Civil Action No. 3:94-CV-1452-J, and Gary Odom v. Search Capital Group, Inc., et al., Civil Action No. 3:94-CV-1494-J, were also filed. The above cases were consolidated in September 1994 under Civil Action No. 3:94-CV-1428-J.

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

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits
          The following exhibits are filed in response to Item 601 of Regulation S-K.


Exhibit Number
                Description
                ---------------------------------------------------------------------------------
          10.1  Asset Purchase Agreement among U.S. Lending Corporation, as Debtor-In-Possession, and Search Capital Group, Inc. and Search Funding III, Inc., dated July 17, 1996
          27.0  Financial Data Schedule

     (b)          Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K, dated May 13, 1996, reporting the shareholder class action suit settlement described in the Company's Annual Report on Form 10-K for the six-month transition period ended March 31, 1996.

     The Company filed a Current Report on Form 8-K, dated April 17, 1996, reporting the confirmation and effectiveness of the joint plan of reorganization for eight of its subsidiaries operating under Chapter 11 bankruptcy proceeding since August 14, 1995.

     The Company filed a Current Report on Form 8-K, dated April 1, 1996, reporting the change in the date of the Company's fiscal year end from September 30 to March 31.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SEARCH CAPITAL GROUP, INC.


SIGNATURE                               TITLE                        DATE
- ---------------------  ---------------------------------------  --------------


/s/ George C. Evans                                             August 9, 1996
- ---------------------                                           --------------
George C. Evans        Chairman of the Board, President, Chief
                       Executive Officer, Chief Operating
                       Officer and Director


/s/ Robert D. Idzi                                              August 9, 1996
- ---------------------                                           --------------
Robert D. Idzi         Executive Vice President, Chief
                       Financial Officer and Treasurer


/s/ Andrew D. Plagens                                           August 9, 1996
- ---------------------                                           --------------
Andrew D. Plagens      Vice President, Controller and Chief
                       Accounting Officer