Form 10-Q
period 1996-09-30
SEARCH CAPITAL GROUP INC
filed 1996-11-14
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                 Commission File Number:
 September 30, 1996                                            0-9539

             S E A R C H    C A P I T A L    G R O U P,    I N C .
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                          41-1356819
-------------------------------                ---------------------------------
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

                            Yes [x]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
        Class                                          at November 11, 1996
----------------------------                       ----------------------------
Common Stock, $.01 par value                                28,634,870

                           SEARCH CAPITAL GROUP, INC.
                                FORM 10-Q INDEX



PART I                    FINANCIAL INFORMATION                                                       PAGE
------                                                                                                ----
Item 1.                   Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.                   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . 10

PART II                   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
-------

Item 1.                   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 2.                   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 3.                   Default Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.                   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . 18

Item 5.                   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 6.                   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . 20

SIGNATURES                  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended September 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," " continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Transition Report for the six months ended March 31, 1996 and in other Company documents filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                 September 30,                March 31, 1996
                                                     1996          ----------------------------------
                                                ---------------                         Pro forma
ASSETS                                             Unaudited          Historical         (Note 3)
------                                          ---------------    ---------------   ----------------
Gross contract receivables (Note 2)             $    61,945,000    $    37,086,000    $    37,086,000
Unearned interest                                   (12,877,000)        (6,435,000)        (6,435,000)
                                                ---------------    ---------------    ---------------
Net contracts receivable                             49,068,000         30,651,000         30,651,000
Allowance for credit losses                         (13,431,000)       (13,353,000)       (13,353,000)
Net, loan origination costs                             366,000            406,000            406,000
                                                ---------------    ---------------    ---------------
   Net contract receivables - after allowance
     for credit losses & other costs                 36,003,000         17,704,000         17,704,000
                                                ---------------    ---------------    ---------------

Cash and cash equivalents                            13,194,000         17,817,000         21,582,000
Vehicles held for resale                                362,000            566,000            566,000
Property and equipment, net                           1,168,000          1,062,000          1,062,000
Goodwill, net                                        11,153,000               --                 --
Notes receivable and other assets, net                1,640,000            197,000            197,000
                                                ---------------    ---------------    ---------------

   Total assets                                 $    63,520,000    $    37,346,000    $    41,111,000
                                                ===============    ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Lines of credit                                 $    20,189,000    $     2,283,000    $          --
Accrued settlements                                     500,000            688,000            688,000
Dividends payable                                     1,532,000               --                 --
Accounts payable and other liabilities                1,532,000          7,356,000          7,356,000
Accrued interest                                         13,000             15,000               --
                                                ---------------    ---------------    ---------------
   Total liabilities                                 23,766,000         10,342,000          8,044,000
                                                ---------------    ---------------    ---------------


Stockholders' Equity
--------------------
Preferred stock                                         199,000            154,000            174,000
Common stock                                            317,000            259,000            300,000
Additional paid-in capital                           93,308,000         81,784,000         87,786,000
Accumulated deficit                                 (52,920,000)       (54,043,000)       (54,043,000)
Treasury stock                                       (1,150,000)        (1,150,000)        (1,150,000)
                                                ---------------    ---------------    ---------------
   Total stockholders' equity                        39,754,000         27,004,000         33,067,000
                                                ---------------    ---------------    ---------------
   Total liabilities and stockholders' equity   $    63,520,000    $    37,346,000    $    41,111,000
                                                ===============    ===============    ===============


          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                               Six Months Ended      Six Months Ended
                                                              September 30, 1996    September 30, 1995
                                                              ------------------    ------------------
Interest revenue                                              $        3,898,000    $        4,778,000
Interest expense                                                         290,000             4,768,000
                                                              ------------------    ------------------
Net interest income                                                    3,608,000                10,000

Recovery of prior credit losses                                        3,438,000             2,209,000
                                                              ------------------    ------------------
Net interest income after recoveries of prior credit losses            7,046,000             2,219,000
                                                              ------------------    ------------------

General and administrative expense                                     5,922,000             8,660,000
Settlement                                                                  --               2,837,000
Reorganization                                                              --                 315,000
                                                              ------------------    ------------------
Operating and other expense                                            5,922,000            11,812,000
                                                              ------------------    ------------------

Net income (loss) before dividends                                     1,124,000            (9,593,000)
Preferred stock dividends                                              2,946,000               120,000
                                                              ------------------    ------------------

Net loss to common stockholders                               $       (1,822,000)   $       (9,713,000)
                                                              ------------------    ------------------

Primary net loss per share attributable to common
   stockholders                                               $             (.07)   $            (1.11)
                                                              ==================    ==================

Weighted average common shares outstanding                            27,214,000             8,764,000
                                                              ==================    ==================



                                                             Three Months Ended    Three Months Ended
                                                             September 30, 1996    September 30, 1995
                                                             ------------------    ------------------
Interest revenue                                             $        2,239,000    $          609,000
Interest expense                                                        290,000             1,813,000
                                                             ------------------    ------------------
Net interest income                                                   1,949,000            (1,204,000)

Recovery of (provision for) credit losses                             2,056,000             2,633,000
                                                             ------------------    ------------------
Net interest income after recoveries of (provisions for)
credit losses                                                         4,005,000             1,429,000
                                                             ------------------    ------------------

General and administrative expense                                    3,394,000             4,808,000
Settlement                                                                 --               2,837,000
Reorganization                                                             --                 315,000
                                                             ------------------    ------------------
Operating and other expense                                           3,394,000             7,960,000
                                                             ------------------    ------------------

Net income (loss) before dividends                                      611,000            (6,531,000)
Preferred stock dividends                                             1,542,000                60,000
                                                             ------------------    ------------------
Net loss to common stockholders                              $         (931,000)   $       (6,591,000)
                                                             ------------------    ------------------

Primary loss per share attributable to common stockholders   $             (.03)   $             (.76)
                                                             ==================    ==================

Weighted average number of common shares outstanding                 26,628,000             8,671,000
                                                             ==================    ==================



          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               SIX MONTHS ENDED      SIX MONTHS ENDED
                                                              SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                              ------------------    ------------------
OPERATING ACTIVITIES:
Net income (loss)                                             $        1,124,000    $       (9,593,000)
  Adjustments to reconcile net income (loss) to cash used
    in operations:
    Provision for recovery of credit losses                           (1,691,000)           (2,209,000)
    Amortization of deferred offering costs                                6,000             1,391,000
    Amortization of loan origination costs                               242,000               615,000
    Depreciation                                                         281,000               253,000
  Changes in assets and liabilities:
    Decreases (increases) in other assets                               (256,000)              (63,000)
    Increases (decreases) in accounts payable                         (4,466,000)            3,739,000
                                                              ------------------    ------------------
Cash used in operations                                               (4,760,000)           (5,867,000)
                                                              ------------------    ------------------

INVESTING ACTIVITIES:
    Purchase of contracts receivable                                 (14,793,000)          (14,160,000)
    Principal payments on contracts receivables
         including proceeds from sales of vehicles                    11,524,000            25,092,000
    Purchase of property and equipment                                  (388,000)             (354,000)
    Decrease in restricted cash                                             --              (1,692,000)
                                                              ------------------    ------------------
Cash provided by investing activities                                 (3,657,000)           10,578,000
                                                              ------------------    ------------------

FINANCING ACTIVITIES:
    Borrowings under line of credit                                    4,400,000
    Repayments under lines of credit                                  (2,283,000)           (1,217,000)
    Notes payable repayments                                                --              (1,690,000)
    Deferred offering costs                                              (82,000)
    Capital lease principal payments                                     (30,000)              (58,000)
    Net proceeds from debt conversion and sale of stock                4,346,000                  --
    Loans for stock purchases                                         (1,099,000)                 --
    Purchase of treasury stock                                              --              (1,125,000)
    Payment of dividends on preferred stock                           (1,680,000)             (120,000)
                                                              ------------------    ------------------
Cash provided by (used in) financing activities                        3,572,000            (4,210,000)
                                                              ------------------    ------------------

CHANGE IN CASH AND CASH EQUIVALENTS:
    Change in cash and cash equivalents                               (4,845,000)              501,000
    Cash and cash equivalents - beginning                             17,817,000             1,633,000
    Net cash acquired                                                    222,000                  --
                                                              ------------------    ------------------
    Cash and cash equivalents - ending                        $       13,194,000    $        2,134,000
                                                              ==================    ==================

------------------------------------------------------------------------------------------------------

Supplemental Information:
           Cash Paid for Interest                             $          292,000    $        3,725,000
                                                              ==================    ==================

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements of Search Capital Group, Inc. ("Search") and together with its subsidiaries ("Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly, in all material respects, the financial position of the Company for the periods presented.

         During the quarter ended September 30, 1996, the Company recorded adjustments which it considers not of a normal recurring nature. These adjustments include a gain related to the closure of the Company's retail lots and related make ready facility of $124,000, the reduction of an amount previously reported as a liability under a terminated warranty program for the Company's previously purchased contracts in the amount of $136,000, and reversal of previously recorded expenses associated with a self-funded insurance program in the amount of $36,000.

         These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K Transition Report for the six months ended March 31, 1996. The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' balances to conform to current period presentation.

2.       CONTRACT RECEIVABLES, ALLOWANCE FOR CREDIT LOSSES AND INTEREST INCOME

         The Company records contract purchases at cost with any premium paid recorded as an acquisition cost and amortized over the remaining life of the related loans. Generally, an initial reserve is recorded for any acquisition discount, which is the difference between the amount financed at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contractual delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of cost or estimated net realizable value. Interest income is not recognized on loans where the contractual delinquency exceeds sixty days or concerns otherwise exist regarding the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to the provision for credit losses. Recorded reserves in excess of anticipated losses are recorded as reductions in the allowance for loan losses.

         Most of the Company's contracts receivable are due from individuals in metropolitan areas of southern and western states. To some extent, collection of the receivables will be dependent on local economic conditions. In the opinion of management, a portion of the receivables will be repaid or extended either before or past the contractual maturity date. Therefore, the tabulations below should not be regarded as a forecast of future cash collections nor indicators of future performance.

CONTRACTUAL DELINQUENCIES

         The following tables set forth certain information related to the contractual delinquency of the Company's receivables as of September 30, 1996 and March 31, 1996.

                                                           AS OF SEPTEMBER 30, 1996
                               --------------------------------------------------------------------------------
                                                    % OF
                                NUMBER OF          TOTAL            TOTAL
         CONTRACTUAL              ACTIVE           ACTIVE          UNPAID          UNEARNED             NET
         DELINQUENCY           CONTRACTS (1)      CONTRACTS     INSTALLMENTS       INTEREST         RECEIVABLES
         -----------           -------------      ---------     ------------      -----------       -----------
Current to 60 days past due        9,873             93%        $57,487,000       $12,144,000      $ 45,343,000
61-over days past due                769              7%          4,458,000           733,000         3,725,000
                                  ------            ----        -----------       -----------      ------------
                   Total          10,642            100%        $61,945,000       $12,877,000        49,068,000
                                  ======            ====        ===========       ===========
Allowance for credit losses                                                                         (13,431,000)
                                                                                                   ------------
Receivables, net of allowance for credit losses                                                    $ 35,637,000
                                                                                                   ============


                                                             AS OF MARCH 31, 1996
                              -----------------------------------------------------------------------------------
                                                    % OF
                                 NUMBER OF          TOTAL            TOTAL
         CONTRACTUAL              ACTIVE           ACTIVE           UNPAID           UNEARNED            NET
         DELINQUENCY           CONTRACTS (1)       CONTRACTS      INSTALLMENTS       INTEREST        RECEIVABLES
         -----------           -------------       ---------      ------------       --------        -----------
Current to 60 days past due        7,575             95%        $34,995,000        $6,055,000      $ 28,940,000
61-over days past due                421              5%          2,091,000           380,000         1,711,000
                                   -----            ----        -----------        ----------      ------------
                   Total           7,996            100%        $37,086,000        $6,435,000        30,651,000
                                   =====            ====        ===========        ==========
Allowance for credit losses                                                                         (13,353,000)
                                                                                                   ------------
Receivables, net of allowance for credit losses                                                    $ 17,298,000
                                                                                                   ============

(1) Excludes 245 and 333 accounts which were reclassified to vehicles held for resale as of September 30, 1996 and March 31, 1996, respectively.

ALLOWANCE FOR CREDIT LOSSES

         The following table shows the changes in the Company's allowance for loan losses for the six months ending September 30, 1996.

                                                           SIX MONTHS ENDING
                                                           SEPTEMBER 30, 1996
                                                           ------------------
Balance at beginning of period                                 $13,353,000
Allowance recorded on acquisition of loans                       5,869,000
Provision for loan losses                                               -
Recovery of prior credit losses                                  1,747,000
Reduction in allowance for credit losses                        (3,438,000)
Loans charged off against allowance                             (4,100,000)
                                                               -----------
Balance at end of period                                       $13,431,000
                                                               ===========

CONTRACTUAL MATURITIES

         The following tables set forth certain information related to the contractual maturities of the Company's contract receivables as of September 30, 1996 and March 31, 1996.

                                                                AS OF SEPTEMBER 30, 1996
                                            ---------------------------------------------------------------------
                                                             12 MONTHS ENDING SEPTEMBER 30,
                                                                                     1999 AND
                                                1997               1998               BEYOND             TOTAL
                                            -----------        -----------          -----------       -----------
Future payments receivable                  $32,621,000        $18,947,000          $10,377,000       $61,945,000
Less unearned interest                        8,450,000          3,876,000              551,000        12,877,000
                                            -----------        -----------          -----------       -----------
Net contractual maturities                  $24,171,000        $15,071,000           $9,826,000       $49,068,000
                                            ===========        ===========           ==========       ===========


                                                                  AS OF MARCH 31, 1996
                                            ---------------------------------------------------------------------
                                                               12 MONTHS ENDING MARCH 31,
                                                                                      1999 AND
                                               1997                1998                BEYOND            TOTAL
                                            -----------        -----------          -----------       -----------
Future payments receivable                  $23,445,000        $11,507,000           $2,134,000       $37,086,000
Less unearned interest                        4,886,000          1,450,000               99,000         6,435,000
                                            -----------        -----------          -----------       -----------
Net contractual maturities                  $18,559,000        $10,057,000           $2,035,000       $30,651,000
                                            ===========        ===========           ==========       ===========

GENERAL CONTRACT CHARACTERISTICS

         The following sets forth certain general information related to the contract receivables of the Company as of September 30, 1996 and March 31, 1996.


                                                                         AS OF                     AS OF
                                                                   SEPTEMBER 30, 1996          MARCH 31, 1996
Unearned as a percent of gross receivables                               20.79%                   17.35%
                                                                         ======                   ======
Allowance for loan losses as percent of  net receivables                 27.37%                   43.56%
                                                                         ======                   ======
Average Original Loan Amount                                             $7,433                   $6,997
                                                                         ======                   ======
Average Net Receivable Remaining Balance                                 $4,610                   $3,833
                                                                         ======                   ======
Weighted Average APR                                                     20.71%                   23.81%
                                                                         ======                   ======
Weighted Average Original Term in Months                                  36.94                    32.42
                                                                         ======                   ======
Weighted Average Remaining Term in Months                                 26.68                    19.09
                                                                         ======                   ======


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

4.       ACQUISITION OF DEALERS ALLIANCE CREDIT CORPORATION

         Effective August 2, 1996, Search Funding IV, Inc. ("SFIV"), a wholly-owned subsidiary of Search, acquired all of the assets and assumed certain liabilities of Dealers Alliance Credit Corporation ("DACC"). DACC conducted purchasing and servicing of used motor vehicle receivables in Atlanta, Georgia. DACC had purchased loans from over 1,000 new and used car dealers primarily in Georgia, Texas, Tennessee, and Florida. The acquisition was accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair value. This allocation was based on preliminary estimates and may be revised at a later date. The excess of cost over fair value of the net assets, of approximately $11,300,000, acquired relating to the purchase is being amortized over fifteen years on the straight line method. Under the terms of the transaction, SFIV assumed approximately $17,500,000 in bank debt under a restructured line of credit and acquired assets of approximately $23,000,000. The Company gave in exchange for the net assets, a combination of common stock, Series B 9%/7% Preferred Stock, and warrants to purchase common stock. The Company plans to use the office as a regional marketing branch for southeastern states and a collection center.

5.       LINE OF CREDIT


         On September 11, 1996, Search Funding II, Inc. ("SFII"), a wholly-owned subsidiary of Search, entered into a revolving line of credit agreement (the "line") with Hibernia National Bank (HNB). The line bears interest at the prime rate plus one percentage point, currently 9.25% as of October 31, 1996. The line has a maximum borrowing commitment of $25,000,000 and is limited to a percentage of eligible contracts held by SFII. The line is secured by all SFII assets and expires on September 11, 1999. Search has guaranteed the line. Search and SFII must comply with various covenants that require the maintenance of certain financial ratios and other financial conditions.

6.       RELATED PARTY INFORMATION

         A director of the Company is a principal in a securities firm which will receive fees for its services to be rendered in connection with obtaining potential subordinate debt and senior debt financing for the Company. The Company will pay a marketing fee of $60,000 and a placement fee of 3.0% related to the subordinated debt offering and a .375% agency fee for the senior debt.

         A director of the Company is a managing director of an investment banking firm retained by the Company to act as its financial advisor. The Company is obligated to pay $50,000 per year under this agreement to the firm. Additionally, the Company has retained this director's firm to provide a fairness opinion with respect to the Company's acquisition of certain assets and liabilities of DACC and U.S. Lending Corporation. In connection with these opinions, the Company will pay $100,000 and $125,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company specializes in the purchase and servicing of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices generally ranging from $5,000 to $15,000. The Company generally purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network"). The Company from time to time makes bulk acquisitions of these receivables.
The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members of the Dealer Network forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital. The Company administers its receivables purchasing, servicing and management activities utilizing a receivables management system developed by Norwest Financial Information Systems Group, Inc. in conjunction with the Company's proprietary Auto Note Management System software. The Company commenced its used motor vehicle receivables purchasing and servicing business in 1991.

         The Company opened its first consumer finance office on November 1, 1996 in Baton Rouge, Louisiana. The Company intends to open more branch offices in the near future. These offices will make and collect retail sales finance loans, second mortgage real estate loans, and other consumer loans.

         Prior to November 4, 1994, the Company primarily financed the purchase of used motor vehicle receivables through the private and public sale of interest-bearing notes (the "Notes) issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Until March 1996, the purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria. In March 1996, following confirmation of the Fund Subsidiaries' plan of reorganization under Chapter 11 of the bankruptcy code, the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were canceled. At that time, the Company implemented its new purchasing program (the "Preferred Program"). The Preferred Program continues to focus on the purchasing of used motor vehicle receivables whose obligors have non-prime credit histories, but places more emphasis on job, income and residence stability and re-established positive credit of the obligor than the Company's earlier programs.

         The Company anticipates lower repossession rates and higher repossession sale proceeds as a result of the Preferred Program. If the Company is unable to select the proper dealers, purchase contracts with obligors which meet its credit criteria, and realize collection proceeds in adequate amounts, the repossession rate and sale proceeds could be higher and lower, respectively. The terms of loans under the Preferred Program generally range from 30 months to 60 months.

RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended September 30, 1996 and 1995

         The Company purchased 509 non-bulk contracts during the six months ended September 30, 1996 compared to 2,659 non-bulk contracts during the six months ended September 30, 1995. The cost of non-bulk contracts purchases was $5,076,000 ($9,972 per contract) compared to $14,160,000 ($5,325 per contract)
for the six month periods in 1996 and 1995, respectively. The Company purchased 1,098 bulk contracts at a cost of $9,717,000 ($8,849 per contract) during the six months ended September 30, 1996 compared to 112 bulk contracts at a cost of $513,000 ($4,580 per contract) for the six months ended September 30, 1995. The increase in cost of non-bulk contracts is due to a higher purchase price per contract under the Preferred Program generally due to a lower mileage vehicle, higher credit quality customers and higher wholesale and retail value per vehicle. The increase in cost of bulk contracts is due to the

Company purchasing contracts that involve a higher credit quality obligors or higher value vehicle collateral than the contracts previously purchased by the Company, or both. The Company expects to continue to see an increase in its per contract cost under its Preferred Program when compared to purchases under its old program. Additionally, during the three months ended September 30, 1996, the Company purchased 725 non-auto consumer finance contracts which were not secured by automobiles at a cost of $278,000. The Company is also planning to expand into other areas of consumer finance.

         Interest revenue decreased from $4,778,000 for the six months ended September 30, 1995 to $3,898,000 for the six months ended September 30, 1996. The decrease of $880,000, or 18%, is primarily a result of higher average interest earning net receivables for the six month period ended September 30, 1995 of $48,894,000 compared to $27,251,000 average interest earning net receivables for the period ended September 30, 1996.

         Interest expense decreased from $4,768,000 to $290,000 for the six months ended September 30, 1996 compared to the same six month period ended September 30, 1995. The decrease in interest expense is a result of confirmation and effectiveness of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Additionally, as a result of the plan's effectiveness, the Company paid the balance owing on its outstanding lines of credit.

         The provision for credit losses increased from a recovery of $2,209,000 for the six months ended September 30, 1995 to a recovery of $3,438,000 for the six months ended September 30, 1996. The increase in the recovery of prior credit losses is due to increased recoveries of prior credit losses from previously charged off accounts. During the six month period ended September 30, 1996, the Company recovered $1,747,000 of proceeds from accounts previously charged off. During the same three month period in the six months ended September 1995, the Company did not recover any proceeds. The Company's remote collections facilities, which were opened during the second calendar quarter of 1995, have been successful in contacting and collecting some of the chronically delinquent and charged-off accounts and locating previously identified skips. Additionally, the acquisition of DACC provided the Company with a new pool of deficiency balances to collect of which the Company collected approximately $300,000 in the quarter ended September 30, 1996. In the future, management anticipates a lower amount of recovery of prior credit losses as these collections decrease. During the six months ended September 30, 1996, the Company received a one-time settlement of $115,000 from a car dealer for deficiencies on sales of repossessed cars purchased from that dealer. Additionally, during the six months ended September 30, 1996, the Company reduced its loan loss provision by an additional $1,691,000 to reflect a reduction in anticipated loan losses.

         General and administrative expenses decreased from $8,660,000 to $5,922,000, or $2,738,000 for the six months ended September 30, 1995, compared to the same six month period in September 30, 1996. The decrease in general and administrative expenses is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots, which were used to process repossessions, by December 31, 1995. The six month period ended September 30, 1995 contains general and administrative expenses, related to these retail lots whereas the six months ended September 30, 1996 contain none of the same expenses. The Company's employee count averaged 115 persons for the six months ended September 30, 1996 compared to 127 persons for the six months ended September 30, 1995.

         Preferred stock dividends increased $2,826,000 from $120,000 for the six months ended September 30, 1995 to $2,946,000 for the six months ended September 30, 1996. The increase in preferred stock dividends is related to the issuance of 17,064,000 shares of the Company's 9%/7% Convertible Preferred Stock upon confirmation of the Fund Subsidiaries' plan of reorganization and 2,554,000 shares of Series B 9%/7% Convertible Preferred Stock in the acquisition of DACC. The Company had 400,000 shares of its 12% Convertible Preferred Stock outstanding and no 9%/7% Convertible Preferred Stock during the six months ended September 30, 1995, compared to 400,000 and an average of 17,915,000 shares of 12% Convertible Preferred Stock, 9%/7% Convertible Preferred Stock and Series B 9%/7% Convertible Preferred Stock, respectively, outstanding during the six months ended September 30, 1996.

         Net loss per share decreased from $(1.11) per share for the six months ended September 30, 1995 to $(.07) per share for the six months ended September 30, 1996. The decrease is due to lower net loss per share attributable to common stockholders of $7,891,000 and an increased number of weighted average shares outstanding from 8,764,000 to 27,214,000, for the six months ending September 30, 1995 and 1996, respectively. In addition to the above, the Company experienced significant costs related to the Fund Subsidiaries plan of reorganization and settlement of claims of a non-reoccurring nature of $3,152,000 during 1995.

Comparison of Three Month Periods Ended September 30, 1996 and 1995

         The Company purchased 236 non-bulk contracts during the three months ended September 30, 1996 compared to 1,254 non-bulk contracts during the same three months ended September 30, 1995. The cost of non-bulk contract purchases was $2,645,000 ($11,207 per contract) compared to $7,508,000 ($5,987 per contract) for the three month periods in 1996 and 1995, respectively. The Company purchased 1,098 bulk contracts at a cost of $10,514,000 ($9,576 per contract) during the three months ended September 30, 1996 compared to 112 bulk contracts at a cost of $513,000 ($4,580 per contract) during the three month period ended September 30, 1995. The increase in cost in non-bulk contracts of $5,220 per contract is due to a higher purchase price per contract under the Preferred Program compared to its old program. The Company expects to continue to see an increase in its per contract cost under its Preferred Program when compared to purchases under its old program. The increase in cost per bulk contract of $4,996 per contract is due to a generally higher credit quality customer and or collateral than what was previously purchased by the Company. The Company expects to continue to see an increase in its non-bulk and bulk contract cost when compared to previous non-bulk and bulk purchases.

         Interest revenue increased from $609,000 for the three months ended September 30, 1995 to $2,239,000 for the three months ended September 30, 1996. The difference arises primarily from a reclassification of interest revenue and provision for credit losses which was made during third calendar quarter of 1995 and had no effect on earnings per share. Average interest earning contracts were $29,429,000 for the three months ended September 30, 1996 compared to $45,662,000 for the three month period ended September 30, 1995.

         Interest expense decreased from $1,813,000 to $290,000 for the three months ended September 30, 1995 compared to the same three month period ended September 30, 1996. The decrease in interest expense is a result of confirmation and effectiveness of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Additionally, as a result of the plan's effectiveness, the Company paid the balance owing on its outstanding lines of credit. The Company anticipates an increase in the amount of interest expense in the foreseeable future as it will access its credit line to fund contract purchases.

         The provision for credit losses decreased from a recovery of $2,633,000 for the three months ended September 30, 1995 to a recovery of $2,056,000 for the three months ended September 30, 1996. The decrease in the recovery of prior credit losses is due to lower anticipated loan losses in this three month period compared to the same three month period in 1995. Additionally, the difference arises primarily from a reclassification of interest revenue and provision for credit losses which were made during third calendar quarter of 1995 and had no effect on earnings per share. The Company's remote collections facilities, which were opened during the second calendar quarter of 1995, have been successful in contacting and collecting some of the chronically delinquent and charged-off accounts and locating previously identified skips. In the future, management anticipates a lower amount of recovery of prior credit losses as these collections decrease.

         General and administrative expenses decreased from $4,808,000 to $3,394,000 for the three months ended September 30, 1995, compared to the same three month period ended in September 30, 1996. The decrease in general and administrative expenses is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots, which were used to process repossessions, by December 31, 1995. The three-month period ended September 30, 1995 contains general and administrative expenses, related to these retail lots whereas the three months ended September 30, 1996 contain none of the same expenses. The Company's employee count averaged 127 persons for the three months ended September 30, 1995, compared to 130 persons for the three months ended September 30, 1996.

         Preferred stock dividends increased from $60,000 for the three months ended September 30, 1995 to $1,542,000 for the three months ended September 30, 1996. This increase in preferred stock dividends is related to the issuance of 17,064,000 shares of the Company's 9%/7% Convertible Preferred Stock upon confirmation of the Fund Subsidiaries' plan of reorganization and 2,554,000 shares of Series B 9%/7% Convertible Preferred Stock in the acquisition of DACC. The Company had outstanding 400,000 shares of its 12% Convertible Preferred Stock outstanding and no 9%/7% Convertible Preferred Stock during the three months ended September 30, 1995, compared to 400,000 and an average of 18,767,000 shares of 12%

Convertible Preferred Stock, 9%/7% Convertible Preferred Stock and Series B 9%/7% Convertible Preferred Stock , respectively, outstanding during the three months ended September 30, 1996.

         Net loss per share decreased from $(.76) per share for the three months ended September 30, 1995 to $(.03) per share for the three months ended September 30, 1996. The decrease is due to lower net loss per share attributable to common stockholders of $5,720,000 and an increased number of weighted average shares outstanding from 8,671,000 to 26,628,000, for the three months ending September 30, 1995 and 1996, respectively. In addition to the above, the Company experienced significant costs related to the Fund Subsidiaries' plan of reorganization and settlement of claims which are of a non-recurring nature of $3,152,000 during 1995.


LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's business will have an ongoing requirement to raise substantial amounts of cash to support its activities. Currently, the principal cash requirements include amounts to purchase receivables, cover operating expenses, and pay preferred stock dividends. The Company has a significant amount of cash on hand as of September 30, 1996, which it considers adequate to meet its reasonably anticipated needs. The Company intends to invest a portion of this cash into receivables. In the future, additional liquidity will be necessary to support growth of the Company's loan portfolio and operations.

         Because the used motor vehicle and consumer finance industries require the purchase, origination and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and will be an important element in the Company's operations. The Company intends to leverage its net worth and any subordinated debt in the future to enhance its liquidity. Additionally, the Company will endeavor to maximize its liquidity by diversifying its sources of funds which it is anticipated will include (a) cash from operations, (b) the securitization of receivables, (c) lines of credit available from commercial banks and other financing sources, and (d) a possible subordinated debt offering.

         The Company has obtained a commitment for a warehouse line of credit to purchase receivables which would then be assigned to special purpose entities for future securitization. As of November 11, 1996, this commitment is subject to completion of definitive documentation. The Company is continuing preparation of a private placement memorandum to issue $25,000,000 to $30,000,000 of senior subordinated notes with warrants to purchase common stock. Additionally, the Company is discussing with several other commercial lenders which include investment banking firms and brokerage firms to provide additional financing, which would be utilized for the purchases of receivables and/or the purchases of other operating entities. The Company is also seeking several additional participants to expand its $25,000,000 line of credit with Hibernia Bank. As of November 11, 1996, the Company had approximately $23,700,000 outstanding under its line with Hibernia Bank.

         The Company intends to evaluate and pursue acquisition opportunities that the Company anticipates will enable it to grow its receivable base. The Company will consider all forms of financing available to it with respect to any particular acquisition, including additional borrowings and sales or exchanges of equity or debt securities.

OPERATING ACTIVITIES

Principal Sources and Uses of Cash in Operating Activities

         The principal source of cash from operating activities is provided by net interest income. The principal uses of cash in operations are for general and administrative expenses, other non-recurring types of expenses and payments relating to previously accrued expenses.

Comparison of Operating Cash Flows for the Six Months Ended September 30, 1996 to the Six Months Ended September 30, 1995

         During the six months ended September 30, 1996, the Company utilized $4,760,000 of cash in its operations compared to $5,867,000 of cash being utilized in operations in the six months ended September 30, 1995. The decrease of $1,107,000 is primarily a result of reduction in expense accruals of $4,466,000 related to the Fund Subsidiaries' plan of reorganization during the six months ended September 30, 1996 compared to an increase in accruals of $3,739,000 in the same period ended September 30, 1995. The change in offering cost authorization of $1,385,000 was due primarily to the confirmation of the Fund Subsidiaries' plan of reorganization.

         The Company anticipates having negative cash flows in the foreseeable future as it continues to expand its Dealer Network, expands into consumer finance, and grows its receivable base.


INVESTING ACTIVITIES

Principal Sources and Uses of Cash Provided by Investing Activities

         The principal sources of cash from investing activities include cash from principal payments on receivables and proceeds from the sale of repossessed vehicles. The principal uses of cash in investing activities include cash used for purchasing receivables and property and equipment.

Comparison of Investing Cash Flows for the Six Months Ended September 30, 1996 to the Six Months Ended September 30, 1995.

         Cash provided by investing activities decreased $14,235,000 from $10,578,000 for the six months ended September 30, 1995 to a use of $3,657,000 for the six months ended September 30, 1996. The decrease is primarily due to a decrease of $13,568,000 in principal payments and sale proceeds.

         The Company anticipates encountering negative cash flows from investing activities in the foreseeable future as it continues to expand its non-prime automobile receivable base by expanding into more states and greater market penetration in existing states and expands into consumer finance.

FINANCING ACTIVITIES

Principal Sources and Uses of Cash Provided by Financing Activities

         The principal sources of cash from financing activities are from borrowings under line of credit agreements, debt offerings proceeds, and sales of equity securities. The principal uses of cash in financing activities include cash for the repayment of amounts borrowed under lines of credit, repayment of debt offerings, and payment of dividends on preferred stock.


Comparison of Financing Cash Flows for the Six Months Ended September 30, 1996 to the Six Months Ended September 30, 1995.

         During the six months ended September 30, 1996, the Company's financing activities provided $3,572,000 of cash compared to utilizing cash of $4,210,000 during the same six month period ended September 30, 1995. The change of $7,782,000 was caused primarily by borrowings exceeding payments under its line of credit, proceeds from sale of stock during the six months ended September 30, 1996 and a lack of a purchase of treasury stock such as occurred in the six months ended September 30, 1995.

         The Company's annual dividend requirements on the outstanding shares of its 12% Preferred Stock and 9%/7% Preferred Convertible Stock, as of September 30, 1996, were $240,000 and $6,155,000, respectively. The annual dividend requirement on the Company's 9%/7% Convertible Preferred Stock will remain at the 9% level until March 31, 1999 and then decrease to the 7% level, or $4,787,000, until March 2003. Any conversion to Common Stock would reduce these dividend requirements.

         During the quarter ended September 30, 1996, the Company implemented a loan program for its directors and certain officers to finance the purchase of the Company's common and preferred stock in open market transactions. The loans bear interest at the prime rate and require quarterly interest payments and mature at the end of three years. As of September 30, 1996, the Company had advanced $1,099,000 to ten of the eligible participants to fund stock purchases.

Currently, the maximum allowed to be funded for any participant is $150,000. During the quarter ended September 30, 1996, the Company recorded $16,000 of interest revenue from participants under this program. The loans are evidenced by notes from participants and the Company holds the stock as collateral under security agreements.

         The Company has potential obligation to purchase 812,127 shares from a trust formed by a former director of the Company under a stock purchase agreement dated May 5, 1995. The trust, at its option, can elect to have the Company purchase 812,127 shares of stock at $2.25 per share. This purchase would require cash on hand or borrowings under its existing line of credit unless an additional source is available.

         The Company anticipates an increase in cash flows from financing activities due to its anticipated subordinated debt offering, completion and utilization of warehouse lines, and other debt and stock offerings. The Company will require additional cash flow to grow its receivable base and expand into consumer finance.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 24, 1996, Search initiated legal action in state District Court, Dallas County, Texas against two of its directors, Craig Hall and Larry
E. Levey, and Hall Phoenix/Inwood Ltd., a company controlled by Mr. Hall that is Search's largest stockholder. The defendants have filed an answer seeking dismissal of the action. Additionally, Messrs. Hall and Levey seek recovery from Search of all legal fees, disbursements and other reasonable expenses incurred by them in defending the action. The suit alleges fraud, misrepresentation and breach of fiduciary duty by the defendants. No opinion can be given as to the final outcome. Messrs. Hall and Levy filed suit against Search in the Court of Chancery, New Castle County, Delaware on October 16, 1996 seeking access as directors to certain of Search's books and records.

         On October 25, 1996, Search's subsidiary, Automobile Credit Acceptance Corp. ("ACAC"), was served with an Original Class Action Petition lawsuit commenced in the County Court at Law of Nueces County, Texas. The lawsuit, styled William Bourland and Rolando H. Trevino v. Automobile Credit Acceptance Corp., alleges that ACAC contracted for delinquency charges greater than those authorized by the Texas Consumer Credit Code and seeks certification of a class of all persons who purchased a motor vehicle in Texas with financing from ACAC within the last four years. The suit seeks statutory penalties, attorneys' fees and interest. ACAC has not yet filed its answer in the lawsuit and no opinion can be given as to its final outcome. ACAC believes the lawsuit is without merit and intends to vigorously defend itself.

ITEM 2.  CHANGES IN SECURITIES-NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES-NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-NONE

ITEM 5.  OTHER INFORMATION

         On November 1, 1996, Susan A. Brown resigned as a director of the Company.

         On November 5, 1996, the Company entered into an amendment to the Asset Purchase Agreement between the Company and U.S. Lending Corporation ("USLC"), a company subject to Chapter 11 bankruptcy proceedings, providing for the Company to purchase all of USLC's used motor vehicle retail installment sales contracts and repossessed motor vehicles, and a portion of USLC's cash, on the closing date. In consideration for the transfer of assets, the Company will issue shares of its Common Stock, Series B 9%/7% Convertible Preferred Stock ("Series B Stock") and warrants based on a purchase price to be determined at the closing equal to the cash received from USLC, 59% of the total unpaid installments of USLC's active contracts, plus the wholesale value of USLC's repossessed vehicles. The number of shares of Common Stock and Series B Stock will equal 25% and 100%, respectively, of the purchase price divided by the weighted average of the high bid and low asked trading prices for those securities for the 20 trading days preceding the closing. The Company will also issue at the closing five-year warrants to purchase Common Stock at $2.00 per share (increasing by $0.25 per year). The number of shares of Common Stock purchasable under the warrants will equal 20% of the total Common Stock equivalents represented by the Series B Stock and Common Stock issued at the closing. If certain proposed clarifying amendments to the terms of the Company's 9%/7% Convertible Preferred Stock are approved by the Company's stockholders, the shares of Series B Stock issued by the Company in the acquisition will be automatically converted, on a one-for-one basis, into newly issued shares of the Company's 9%/7% Convertible Preferred Stock. If that conversion does not occur by April 1, 1997, the Company will be required to pay USLC $.08 for each share of Series B Stock issued at the closing.

         As of November 1, 1996, USLC had cash of approximately $3,400,000, active contracts with total unpaid installments of approximately $2,222,000 and repossessed vehicles with a wholesale value of approximately $53,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 The following exhibits are filed in response to Item 601 of Regulation S-K.


Exhibit
 Number                                   Description
---------  --------------------------------------------------------------------
 2.1       Motor Vehicle Installment Sales Contract Assignment and Purchase
           Agreement dated as of November 1, 1996 between MS Financial, Inc. and
           Search Funding Corp. (excluding the schedule of contracts that is
           Exhibit A, a copy of which will be furnished to the Commission supplementally upon request.
 2.2       Letter agreement between the Registrant and MS Financial, Inc. dated
           November 4, 1996.
 3.1       Certificate of Amendment of Certificate of Designation of 9%/7%
           Convertible Preferred Stock.
 3.2       Certificate of Designation Series B 9%/7% Convertible Preferred Stock.
 3.3       Certificate of Corrections to the Restated Certificate of Incorporation
           of Search.
 3.4       Certificate of Amendment of Certificate of Designation of 9%/7%
           Convertible Preferred Stock.
 3.5       Certificate of Amendment of Certificate of Designation of Series B 9%/7%
           Convertible Preferred Stock.
10.1       Second Amendment dated November 5, 1996 to Asset Purchase Agreement among U.S. Lending Corporation, as Debtor-In-Possession, and Search
           Capital Group, Inc. and Search Funding III, Inc., dated July 17, 1996
27.0       Financial Data Schedule

         (b)     Reports on Form 8-K:

                 The Company filed a Current Report on Form 8-K, dated September 27, 1996 reporting the acquisition of a portfolio of non-prime automobile retail installment sales contracts from Eagle Finance Corp.

                 The Company filed a Current Report on Form 8-K, dated August 6, 1996 reporting the acquisition of substantially all of the assets, and assumption of certain liabilities, of Dealers Alliance Credit Corp.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SEARCH CAPITAL GROUP, INC.


SIGNATURE              TITLE                                DATE
---------              -----                                ----
/s/ George C. Evans                                         November 11, 1996
---------------------                                       -----------------
George C. Evans        Chairman of the Board, President,
                       Chief Executive Officer, Chief
                       Operating Officer and Director


/s/ Robert D. Idzi                                          November 11, 1996
---------------------                                       -----------------
Robert D. Idzi         Senior Executive Vice President,
                       Chief Financial Officer and
                       Treasurer


/s/ Andrew D. Plagens                                       November 11, 1996
---------------------                                       -----------------
Andrew D. Plagens      Vice President, Controller and
                       Chief Accounting Officer

                              INDEX TO EXHIBITS




Exhibit
Number                                   Description
---------- --------------------------------------------------------------------
 2.1       Motor Vehicle Installment Sales Contract Assignment and Purchase
           Agreement dated as of November 1, 1996 between MS Financial, Inc. and
           Search Funding Corp. (excluding the schedule of contracts that is
           Exhibit A, a copy of which will be furnished to the Commission supplementally upon request.
 2.2       Letter agreement between the Registrant and MS Financial, Inc. dated
           November 4, 1996.
 3.1       Certificate of Amendment of Certificate of Designation of 9%/7%
           Convertible Preferred Stock.
 3.2       Certificate of Designation Series B 9%/7% Convertible Preferred Stock.
 3.3       Certificate of Corrections to the Restated Certificate of Incorporation
           of Search.
 3.4       Certificate of Amendment of Certificate of Designation of 9%/7%
           Convertible Preferred Stock.
 3.5       Certificate of Amendment of Certificate of Designation of Series B 9%/7%
           Convertible Preferred Stock.
10.1       Second Amendment dated November 5, 1996 to Asset Purchase Agreement among U.S. Lending Corporation, as Debtor-In-Possession, and Search
           Capital Group, Inc. and Search Funding III, Inc., dated July 17, 1996
27.0       Financial Data Schedule
