Form 10-Q
period 1996-12-31
SEARCH CAPITAL GROUP INC
filed 1997-02-10
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended:                          Commission File Number:
         December 31, 1996                                    0-9539

                           SEARCH CAPITAL GROUP, INC.
                 ---------------------------------------------
                 (Exact name of Registrant as specified in its
                                    charter)

                Delaware                                  41-1356819
-------------------------------------         ---------------------------------
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

                          Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
         Class                                       at January 31, 1997
------------------------------                 -------------------------------
Common Stock, $.01 par value                             3,293,124

                           SEARCH CAPITAL GROUP, INC.
                                FORM 10-Q INDEX


PART I       FINANCIAL INFORMATION                                                          PAGE
Item 1.      Consolidated Financial Statements.................................................3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................................13

PART II      OTHER INFORMATION................................................................21

Item 1.      Legal Proceedings................................................................21

Item 2.      Changes in Securities............................................................20

Item 4.      Submission of Matters to a Vote of Security Holders..............................23

Item 6.      Exhibits and Reports on Form 8-K.................................................24

SIGNATURES   .................................................................................26

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended December 31, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Transition Report for the six months ended March 31, 1996 and in other Company documents filed with the Securities and Exchange Commission.

PART I.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                    Unaudited             Audited
                                                -----------------    ----------------
                                                December 31, 1996    March 31, 1996
                                                -----------------    ----------------
ASSETS
Gross contracts receivable (Note 2)              $     74,766,000    $     37,086,000
Unearned interest                                     (14,045,000)         (6,435,000)
                                                 ----------------    ----------------
Net contracts receivable                               60,721,000          30,651,000
Allowance for credit losses                           (10,445,000)        (13,353,000)
Net loan origination costs                                451,000             406,000
                                                 ----------------    ----------------
    Net contracts receivable - after allowance
      for credit losses & other costs                  50,727,000          17,704,000
                                                 ----------------    ----------------

Cash and cash equivalents                              15,697,000          17,817,000
Vehicles held for resale                                  592,000             566,000
Property and equipment, net                             1,509,000           1,062,000
Goodwill, net (Note 4)                                 10,705,000                --
Notes receivable and other assets, net                    478,000             197,000
                                                 ----------------    ----------------

    Total assets                                 $     79,708,000    $     37,346,000
                                                 ================    ================



    LIABILITIES AND STOCKHOLDERS' EQUITY

    Lines of credit                              $     36,725,000    $           --
    Accrued settlements                                   500,000             688,000
    Dividends payable                                   1,503,000             268,000
    Accounts payable and other liabilities              1,976,000           7,088,000
    Accrued interest                                      298,000              15,000
    Notes payable                                       5,014,000           2,283,000
                                                 ----------------    ----------------
    Total liabilities                                  46,016,000          10,342,000
                                                 ----------------    ----------------
  Stockholders' Equity
  Preferred stock                                         201,000             154,000
  Common stock                                            263,000             259,000
  Additional paid-in capital                           86,081,000          81,784,000
  Accumulated deficit                                 (52,853,000)        (54,043,000)
  Treasury stock                                             --            (1,150,000)
                                                 ----------------    ----------------
    Total stockholders' equity                         33,692,000          27,004,000
                                                 ----------------    ----------------
    Total liabilities and stockholders' equity   $     79,708,000    $     37,346,000
                                                 ================    ================


         See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Nine Months Ended  Nine Months Ended
                                                                       December 31, 1996  December 31, 1995
                                                                       -----------------  -----------------
Interest revenue                                                         $    7,036,000    $    7,367,000
Interest expense                                                              1,163,000         5,542,000
                                                                         --------------    --------------
Net interest income                                                           5,873,000         1,825,000

Recovery of (provision for)  credit losses                                    4,611,000        (3,172,000)
                                                                         --------------    --------------
Net interest income (loss) after recoveries of
  (provisions for) credit losses                                             10,484,000        (1,347,000)
                                                                         --------------    --------------

General and administrative expense                                            9,294,000        13,178,000
Settlement                                                                         --           2,931,000
Reorganization                                                                     --             565,000
                                                                         --------------    --------------
Operating and other expense                                                   9,294,000        16,674,000
                                                                         --------------    --------------

Net income (loss) before dividends                                            1,190,000       (18,021,000)
Preferred stock dividends                                                     4,458,000           180,000
                                                                         --------------    --------------

 Net loss to common stockholders                                         $   (3,268,000)   $  (18,201,000)
                                                                         --------------    --------------

 Primary net loss per share attributable to common stockholders          $         (.96)   $       (16.67)
                                                                         ==============    ==============

Weighted average number of common shares outstanding (Note 6)                 3,419,000         1,092,000
                                                                         ==============    ==============

                                                                        Three Months End  Three Months Ended
                                                                        December 31, 1996  December 31, 1995
                                                                        ----------------- ------------------
Interest revenue                                                         $    3,138,000    $    2,589,000
Interest expense                                                                873,000           774,000
                                                                         --------------    --------------
Net interest income                                                           2,265,000         1,815,000
Recovery of (provision for) credit losses                                     1,173,000        (5,381,000)
                                                                         --------------    --------------
Net interest income (loss) after recoveries of
  (provisions for) credit losses                                              3,438,000        (3,566,000)
                                                                         --------------    --------------

General and administrative expense                                            3,372,000         4,518,000
Settlement                                                                         --              94,000
Reorganization                                                                     --             250,000
                                                                         --------------    --------------
Operating and other expense                                                   3,372,000         4,862,000
                                                                         --------------    --------------

Net income (loss) before dividends                                               66,000        (8,428,000)
Preferred stock dividends                                                     1,512,000            60,000
                                                                         --------------    --------------

Net loss to common stockholders                                          $   (1,446,000)   $   (8,488,000)
                                                                         --------------    --------------

Primary  net loss per share attributable to common stockholders          $         (.42)   $        (7.83)
                                                                         ==============    ==============

Weighted average number of common shares outstanding (Note 6)                 3,442,000         1,084,000
                                                                         ==============    ==============


         See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Nine Months Ended  Nine Months Ended
                                                            December 31, 1996  December 31, 1995
                                                            -----------------  -----------------
OPERATING ACTIVITIES:
Net income (loss)                                            $    1,190,000    $  (18,021,000)
   Adjustments to reconcile net income (loss) to cash used
     in operations:
     Provision for (recovery of) credit losses                   (2,562,000)        3,172,000
     Amortization of deferred offering costs                         24,000         2,129,000
     Amortization of loan origination costs                         357,000           884,000
     Amortization of Goodwill                                       306,000              --
     Depreciation                                                   325,000           375,000
   Changes in assets and liabilities:
     Decreases (increases) in other assets                          962,000           466,000
     Increases (decreases) in accounts payable                   (4,552,000)        5,043,000
                                                             --------------    --------------
Cash used in operations                                          (3,950,000)       (5,952,000)
                                                             --------------    --------------

INVESTING ACTIVITIES:
     Purchase of contracts receivable                           (32,856,000)      (16,921,000)
     (Increase) in loan origination fee                            (403,000)         (174,000
     Principal payments on contracts receivables
          including proceeds from sales of vehicles              15,190,000        30,706,000
     Proceeds from sales of vehicles                              2,704,000         1,233,000
     Purchase of property and equipment                            (772,000)         (464,000)
     Decrease in restricted cash                                       --           6,413,000
                                                             --------------    --------------
Cash provided by investing activities                           (16,137,000)       20,793,000
                                                             --------------    --------------

FINANCING ACTIVITIES:
     Borrowings under line of credit                             27,213,000         1,700,000
     Repayments under lines of credit                            (8,504,000)       (1,695,000)
     Notes payable proceeds                                          14,000              --
     Notes payable repayments                                          --          (1,690,000)
     Deferred offering costs                                        (90,000)             --
     Capital lease principal payments                               (46,000)          (68,000)
     Net proceeds from sale of stock                              4,346,000            12,000
     Loans for stock purchases                                   (1,099,000)             --
     Purchase of treasury stock                                  (4,000,000)       (1,125,000)
     Payment of dividends on preferred stock                     (3,221,000)         (180,000)
                                                             --------------    --------------
Cash provided by (used in) financing activities                  14,613,000        (3,046,000)
                                                             --------------    --------------


     CHANGE IN CASH AND CASH
     EQUIVALENTS:

     Change in cash and cash equivalents                         (5,474,000)       11,795,000
     Cash and cash equivalents - beginning                       17,817,000         1,633,000
     Net cash acquired                                            3,354,000              --
                                                             --------------    --------------
     Cash and cash equivalents - ending                      $   15,697,000    $   13,428,000
                                                             ==============    ==============
---------------------------------------------------------------------------------------------

     SUPPLEMENTAL INFORMATION:
           Cash Paid for Interest                            $      881,000    $    3,725,000
                                                             ==============    ==============

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR APRIL 1, 1996 THROUGH DECEMBER 31, 1996
                                  (Unaudited)


                                                 Preferred Stock 12%           Preferred Stock 9%             Common Stock
                                               Shares         Amount         Shares         Amount         Shares          Amount
                                          -----------------------------------------------------------------------------------------
Balance at March 31, 1996                     400,000         4,000      15,031,648        150,000      25,875,219       259,000
                                          =========================================================================================

Debt Conversion - Hall Financial Group                                                                   2,500,000        25,000

Additional Investment - Hall Financial Group                              2,032,800         20,000       1,638,400        16,000

Stock Investment - Alex. Brown & Sons, Inc.                                                                211,702         2,000

Acquisition - DACC                                                        2,554,060         26,000       1,277,030        13,000

Conversion of 9%/7% Preferred to Common                                     (79,454)        (1,000)        158,908         2,000

Treasury Stock Purchase - Hall Financial
  Group

One-for-Eight "Reverse" Split                (350,000)                  (17,096,672)                   (27,703,602)

Acquisition - U.S. Lending                                                  271,867         22,000         231,066        18,000

Retirement of Treasury Stock                                               (254,100)       (20,000)       (895,599)      (72,000)

Preferred Dividends

Year-to-Date Income
                                          -----------------------------------------------------------------------------------------

Balance at December 31, 1996                   50,000         4,000       2,460,149        197,000       3,293,124       263,000
                                          =========================================================================================


         See accompanying notes to consolidated financial statements.

            Preferred 9%                            Common
           Treasury Stock                       Treasury Stock                Paid In          Accumulated          Grand
     Shares             Amount            Shares             Amount           Capital            Deficit            Total
---------------------------------------------------------------------------------------------------------------------------------

-                   -                  3,026,389         (1,150,000)        81,784,000       (54,043,000)        27,004,000
=================================================================================================================================
                                                                             1,692,000                            1,717,000

                                                                             4,310,000                            4,346,000

                                                                               150,000                              152,000

                                                                             8,065,000                            8,104,000

                                                                                (1,000)                          -

 2,032,800             (20,000)        4,138,400         (8,980,000)                                             (9,000,000)

(1,778,700)                           (6,269,190)                                                                -
                                                                             4,597,000                            4,637,000

  (254,000)             20,000          (895,599)        10,130,000        (10,058,000)                          -

                                                                            (4,458,000)                          (4,458,000)

                                                                                               1,190,000          1,190,000
---------------------------------------------------------------------------------------------------------------------------------
        -                   -                 -                  -          86,081,000       (52,853,000)        33,692,000
=================================================================================================================================

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

         During the nine months ended December 31, 1996, the Company recorded adjustments which it considers not of a normal recurring nature. These adjustments include a gain related to the closure of the Company's retail lots and related make-ready facility of $124,000, the reduction of an amount previously reported as a liability under a terminated warranty program in the amount of $136,000, and reversal of previously recorded non-cash expenses associated with a self-funded insurance program in the amount of $36,000.

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

2.       CONTRACT RECEIVABLES, ALLOWANCE FOR CREDIT LOSSES, and
         INTEREST INCOME

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

CONTRACTUAL DELINQUENCIES

         The following tables set forth certain information related to the contractual delinquency of the Company's receivables as of December 31, 1996 and March 31, 1996.

                                                                              As of December 31, 1996
                                                  --------------------------------------------------------------------------
                                                    Number of                       Total
         Contractual                                 Active        % of Total       Unpaid         Unearned        Net
         Delinquency                               Contracts _       Active       Installments     Interest     Receivables
                                                  ------------    ------------    ------------   ------------   ------------
Current to 60 days past due                             10,425              92%   $ 68,540,000   $ 12,929,000   $ 55,611,000
61-over days past due                                    1,170               8%      6,226,000      1,116,000      5,110,000
                                                  ------------    ------------    ------------   ------------   ------------
                         Total                          11,595             100%   $ 74,766,000   $ 14,045,000     60,721,000
                                                                  ============    ============   ============
Allowance for credit losses                                                                                      (10,445,000)
                                                                                                                ------------
Receivables, net of allowance for credit losses                                                                 $ 50,276,000
                                                                                                                ============


                                                                              As of December 31, 1996
                                                  --------------------------------------------------------------------------
                                                    Number of                       Total
         Contractual                                 Active        % of Total       Unpaid         Unearned        Net
         Delinquency                               Contracts _       Active       Installments     Interest     Receivables
                                                  ------------    ------------    ------------   ------------   ------------

Current to 60 days past due                              7,575              95%   $ 34,995,000   $  6,055,000   $ 28,940,000
61-over days past due                                      421               5%      2,091,000        380,000      1,711,000
                                                  ------------    ------------    ------------   ------------   ------------
                         Total                           7,996             100%   $ 37,086,000   $  6,435,000     30,651,000
                                                  ============    ============    ============   ============
Allowance for credit losses                                                                                      (13,353,000)
                                                                                                                ------------
Receivables, net of allowance for credit losses                                                                 $ 17,298,000
                                                                                                                ============



(1) Excludes 342 and 333 accounts which were reclassified to vehicles held for resale as of December 31, 1996 and March 31, 1996, respectively.

ALLOWANCE FOR LOAN LOSSES

         The following table shows the changes in the Company's allowance for loan losses for the nine months ending December 31, 1996.

                                                NINE MONTHS ENDING
                                                 DECEMBER 31, 1996
                                                ------------------
Balance at beginning of period                       $ 13,353,000
Allowance recorded on acquisition of loans              7,560,000
Provision for loan losses                                 333,000
Recovery of prior credit losses                         2,308,000
Reduction in allowance for credit losses               (6,097,000)
Loans charged off against allowance                    (7,012,000)
                                                     ------------
Balance at end of period                             $ 10,445,000
                                                     ============


GENERAL CONTRACT CHARACTERISTICS

         The following sets forth certain general information related to the contract receivables of the Company as of December 31, 1996 and March 31, 1996.

                                                                                 AS OF                      AS OF
                                                                           DECEMBER 31, 1996           MARCH 31, 1996
                                                                         ----------------------       -----------------
Unearned interest as a percent of gross receivables                             18.78%                      17.35%
Allowance for loan losses as percent of net receivables                         17.20%                      43.56%
Average original loan amount                                                   $7,940                      $6,997
Average net receivable remaining balance                                       $5,237                      $3,833
Weighted average APR                                                            22.71%                      23.81%
Weighted average original term in months                                        40.40                       32.42
Weighted average remaining term in months                                       30.60                       19.09



3.       TRANSACTIONS WITH HALL AND AFFILIATES

         On November 30, 1995, Search entered into a Funding Agreement ("Funding Agreement") with Hall Financial Group, Inc. ("HFG"). Pursuant to the Funding Agreement, HFG made loans totaling $2,283,000 ("HFG Notes") to Search. The HFG Notes could, at the election of HFG or its assigns, be converted into a maximum 312,500 (2,500,000 shares on a pre-split basis) shares of Search Common Stock. Effective April 2, 1996, Hall/Phoenix Inwood, Ltd. ("HPIL"), as assignee from HFG of the HFG Notes, fully exercised the rights of the holder of the HFG Notes to convert the Notes into 312,500 (2,500,000 shares on a pre-split basis) shares of Search Common Stock.

         The Funding Agreement also provided to HFG the option to purchase Common Stock, 9%/7% Convertible Preferred Stock, and warrants. Effective April 2, 1996, HPIL, as assignee of HFG, fully exercised this purchase option by paying $4,346,000 cash to Search for which Search issued 204,800 (1,638,400 shares on a pre-split basis) shares of Search Common Stock, 254,100

(2,032,800 shares on a pre-split basis) shares of 9%/7% preferred stock, and warrants to purchase 84,500 (676,000 shares on a pre-split basis) shares of Common Stock to HPIL.

         Pursuant to the Funding Agreement, HFG was entitled to elect one director if HFG converted the HFG Notes into Common Stock and to elect another director if HFG purchased at least $1,000,000 present value of securities from Search. As a result of satisfaction of these conditions, two HFG officers were appointed as directors of Search.

         On October 16, 1996, the two directors and HPIL filed suit against Search seeking access as directors to certain of Company's books and records. On October 24, 1996, Search initiated legal action against the two directors and HPIL. On November 21, 1996, Search, the two directors and HPIL entered into a settlement agreement. As a result of the agreement, Search paid HPIL $4,000,000 in cash and executed a $5,000,000, 14% subordinated debenture to repurchase from HPIL all of its 517,422 shares of Common Stock, 254,102 shares of preferred stock, warrants to purchase Common Stock and to settle all claims against Search. The parties also agreed to dismiss all litigation and mutually release each other, and the two directors resigned from Search's Board. See "Liquidity and Capital Resources."

4.       ACQUISITIONS

         Effective November 25, 1996, Search Funding III, Inc. ("SFIII"), a wholly-owned subsidiary of Search, completed its acquisition of certain assets of U.S. Lending Corporation ("USLC"). USLC conducted purchasing and servicing of used motor vehicle receivables in Deerfield Beach, Florida. USLC had been operating under Chapter 11 of the Federal Bankruptcy Code. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations related to the acquired assets have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired based upon their estimated fair value. Search purchased USLC's net assets valued at $4,819,000 for 231,066 (1,848,528 shares on a pre-split basis) shares of Common Stock, 271,867 (2,174,936 shares on a pre-split basis) shares of 9%/7% Convertible Preferred Stock, and warrants to purchase 154,960 (1,239,680 shares on a pre-split basis) shares of Common Stock. The assets acquired were approximately $3,500,000 in cash, gross receivables of $2,200,000, and repossessed vehicles with an aggregate wholesale value of approximately $78,000, and an undetermined amount of delinquent accounts and foreclosure deficiency balance.

         Effective August 2, 1996, Search Funding IV, Inc. ("SFIV"), a wholly-owned subsidiary of Search, acquired all of the assets and assumed certain liabilities of Dealers Alliance Credit Corporation ("DACC"). DACC conducted purchasing, and servicing of used motor vehicle receivables in Atlanta, Georgia. DACC had purchased loans from over 1,000 new and used car dealers primarily in Georgia, Texas, Tennessee, and Florida. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations related to the acquired assets have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair value, for which Search delivered 159,629 (1,277,030 shares on a pre-split basis) shares of Common Stock, 319,258 (2,554,060 shares on a pre-split basis) shares of 9%/7% Convertible Preferred Stock, and warrants to purchase 159,629 (1,277,030 shares on a pre-split basis) shares of Common Stock preliminarily valued at $8,357,000, in addition to assuming certain indebtedness. The estimated value of the consideration delivered will be finalized by the end of the Company's fiscal year. Since it is not unusual for large equity transactions to have liquidity adjustments, a discount on the purchase of up to 35% of the preliminary estimate of fair value may be required. Such a reduction would also result in a reduction in the amount recorded as excess value. The excess of preliminary gross value given over fair value of the net assets acquired of approximately $11,300,000 is being amortized over fifteen years on the straight line method. Under the terms of the transaction, SFIV assumed approximately $17,500,000 in bank debt under a restructured line of credit and acquired net assets of approximately $21,000,000. The Company plans to use the DACC facilities as a regional marketing branch for southeastern states, a collection center, and as a full service consumer loan facility.

         The Company evaluates the recoverability and remaining life of its excess value and determines whether the excess value should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of excess value if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the excess value. If the Company determines that the excess value has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the excess value over the amount of the undiscounted estimated future operating cash flows. If an impairment of excess value were to occur, the Company would reflect the impairment through a reduction in the carrying value of excess value.

5.       LINE OF CREDIT

         On September 11, 1996, Search Funding II, Inc. ("SFII"), a wholly-owned subsidiary of Search, entered into a revolving Line of Credit Agreement (the "Line") with Hibernia National Bank (HNB). The Line bears interest at the prime rate plus one percentage point, or 9.25% as of January 31, 1997. The Line has a maximum commitment of $25,000,000 and is limited to a percentage of eligible contracts held by SFII. The Line is secured by all SFII assets and expires on September 11, 1999. Search has guaranteed the Line. Search and SFII must comply with covenants that require the maintenance of certain financial ratios and other financial conditions.

6.       REVERSE STOCK SPLIT

         Effective November 15, 1996, the Company effected a one-for-eight reverse split of its outstanding shares of Preferred and Common Stock. The split reduced the number of Search's Common Stock from 24,496,470 shares to 3,062,059 shares outstanding, the outstanding shares of 9%/7% Convertible Preferred Stock from 17,506,254 shares to 2,188,282 shares outstanding, and the outstanding shares of 12% Senior Preferred Stock from 400,000 to 50,000 shares. Accordingly, all share and per share amounts have been restated to give effect to the reverse split. See Item 2 of Part II for further discussion of the effects of the reverse split.

7.       RELATED PARTY INFORMATION

         A director of the Company is a principal in a securities firm which will receive fees for its services to be rendered in connection with obtaining potential subordinate debt and senior debt financing for the Company. It is estimated that the Company will pay a marketing fee of $60,000 which will be credited against a placement fee of 3.0% related to the subordinated debt offering and a .375% agency fee for the senior debt.

         A director of the Company is a managing director of an investment banking firm retained by the Company to act as its financial advisor. The Company is obligated to pay $50,000 per year under this agreement to the firm.

8.       OTHER

         The Company is currently in negotiations to restructure the terms of its potential obligation to purchase 101,516 shares from a trust formed by a former director of the Company and 13,000 shares from the former director under stock purchase agreements dated May 5, 1995. The trust and the director, at their option, can elect to have the Company purchase the shares of stock at $18.00 per share.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company specializes in the purchase and servicing of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices generally ranging from $5,000 to $15,000. The Company generally purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network"). The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members of the Dealer Network forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital. The Company from time to time makes bulk acquisitions of these receivables. The Company administers its receivables purchasing, servicing, and management activities utilizing a receivables management system developed by Norwest Financial Information Systems Group, Inc. in conjunction with the Company's proprietary Auto Note Management System software. The Company commenced its used motor vehicle receivables purchasing and servicing business in 1991.

         The Company opened its first consumer finance office on November 1, 1996, in Baton Rouge, Louisiana. The Company intends to be fully operational in its two Puerto Rico consumer finance locations by the end of its fiscal year. The Company plans to open consumer loan branches in Texas, Oklahoma, Georgia, and Tennessee in the near future. These offices will make and collect retail sales finance loans, second mortgage real estate loans, and other consumer loans.

         Prior to November 4, 1994, the Company primarily financed the purchase of used motor vehicle receivables through the private and public sale of interest-bearing notes (the "Notes") issued by wholly -owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Until March 1996, the purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria. In March 1996, following confirmation of the Fund Subsidiaries' plan of reorganization under Chapter 11 of the bankruptcy code, the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were canceled. At that time, the Company implemented its new purchasing program (the "Preferred Program"). The Preferred Program continues to focus on the purchasing of used motor vehicle receivables whose obligors have non- prime credit histories, but places more emphasis on job, income, and residence stability and re- established positive credit of the obligor than the Company's earlier programs.

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

RESULTS OF OPERATIONS

Comparison of Nine-Month Periods Ended December 31, 1996 and 1995

         The Company purchased 845 contracts under its new Preferred Program in non-bulk transactions during the nine months ended December 31, 1996 compared to 3,354 contracts under its prior program in non-bulk transactions during the nine months ended December 31, 1995. The cost of these contract purchases was $8,726,000 ($10,327 per contract) compared to $16,464,000 ($4,908 per contract)
for the nine-month periods in 1996 and 1995, respectively. The Company purchased 2,603 contracts in bulk purchase transactions at a cost of $24,966,000 ($9,591 per contract) during the nine months ended December 31, 1996 compared to 112 contracts purchased in bulk purchase transactions at a cost of $513,000 ($4,580 per contract) for the nine months ended December 31, 1995. The increase in cost of contracts purchased in non- bulk transactions of $5,419 is due to a higher purchase price per contract under the Preferred Program generally due to a lower-mileage vehicle, higher credit quality customers and higher wholesale and retail value per vehicle. The increase in cost of contracts purchased in bulk purchase transactions of $5,011 is due to the Company purchasing contracts that involve higher credit quality obligors or higher-value vehicle collateral than the contracts previously purchased by the Company, or both. The Company expects to continue to see an increase in its per-contract cost under its Preferred Program when compared to purchases under the prior program.

         Interest revenue decreased from $7,367,000 for the nine months ended December 31, 1995 to $7,036,000 for the nine months ended December 31, 1996. The decrease of $331,000, or 4%, is primarily a result of higher average interest earning net receivables for the nine month- period ended December 31, 1995 of $45,372,000 compared to $35,529,000 average interest earning net receivables for the nine-month period ended December 31, 1996.

         Interest expense decreased from $5,542,000 for the nine months ended December 31, 1995 to $1,163,000 for the nine months ended December 31, 1996. The decrease of $4,379,000, or 79%, is primarily a result of lower debt levels after confirmation of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996.

         The provision for credit losses decreased from $3,172,000 for the nine months ended December 31, 1995 to a recovery of $4,611,000 for the nine months ended December 31, 1996, due primarily to increased recoveries from previously charged-off accounts and reduced provision requirements. During the nine-month period ended December 31, 1996, the Company recovered $2,308,000 of proceeds from accounts previously charged off compared to $228,000 for the nine months ended December 31, 1995. The Company's remote collections facilities, which were opened during the second calendar quarter of 1995, have been successful in contacting and collecting some of the chronically delinquent and charged-off accounts and locating previously identified skips. Additionally, the acquisition of DACC provided the Company with a new pool of deficiency balances to collect, of which the Company collected approximately $688,000 since the acquisition of DACC's assets effective August 2, 1996. In the future, management anticipates a lower amount of recovery of prior credit losses as these collections decrease. During the nine months ended December 31, 1996, the Company received a one-time settlement of $115,000 from a car dealer for deficiencies on sales of repossessed cars purchased from that dealer. During the nine months ended December 31, 1996, the Company reduced its allowance for loan losses by $2,895,000 to reflect lower than anticipated loan losses from certain loans. Additionally, during the nine months ended December 31, 1996, the Company increased its allowance for loan losses by $333,000 to reflect an increase in anticipated loan losses from certain loans.

         General and administrative expenses decreased from $13,178,000 for the nine months ended December 31, 1995 to $9,294,000 for the nine months ended December 31, 1996. The decrease of $3,884,000, or 29%, is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots and its related make-ready facility, which were used to process repossessions, by December 31, 1995. The Company's employee count averaged 124 persons for the nine months ended December 31, 1996 compared to 143 persons for the nine months ended December 31, 1995.

         Preferred stock dividends increased from $180,000 for the nine months ended December 31, 1995 to $4,458,000 for the nine months ended December 31, 1996. The increase of $4,278,000 is related to the issuance of 1,879,000 shares of the Company's 9%/7% Convertible Preferred Stock upon confirmation of the Fund Subsidiaries' plan of reorganization, 319,000 shares of 9%/7% Convertible Preferred Stock in connection with the acquisition of assets of DACC, and 271,000 shares of 9%/7% Convertible Preferred Stock in the acquisition of assets of USLC. The Company had 50,000 shares of its 12% Convertible Preferred Stock outstanding and no 9%/7% Convertible Preferred Stock outstanding during the nine months ended December 31, 1995, compared to 50,000 and an average of 2,170,000 shares of 12% Convertible Preferred Stock and 9%/7% Convertible Preferred outstanding during the nine months ended December 31, 1996.

Comparison of Three-Month Periods Ended December 31, 1996 and 1995

         The Company purchased 336 contracts in non-bulk transactions under the Preferred Program during the three months ended December 31, 1996 compared to 760 contracts in non- bulk transactions under its prior program during the three months ended December 31, 1995. The cost of non-bulk contract purchases was $3,650,000 ($10,863 per contract) compared to $3,722,000 ($4,897 per contract) for the three-month periods in 1996 and 1995, respectively. The Company purchased 1,505 bulk contracts at a cost of $15,249,000 ($10,132 per contract) during the three months ended December 31, 1996 compared to 112 bulk contracts at a cost of $513,000 ($4,580 per contract) during the three-month period ended December 31, 1995. The increase in cost in non-bulk contracts of $5,966 per contract is due to a higher purchase price per contract under the Preferred Program compared to the Company's prior program. The Company expects to continue to see an increase in its per-contract cost under its Preferred Program when compared to purchases under the prior program. The increase in cost per bulk contract of $5,552 per contract is due to a generally higher credit quality customer and/or collateral than what was previously purchased by the Company, or both. The Company expects to continue to see an increase in its non-bulk and bulk contract cost under its Preferred Program when compared to non-bulk and bulk purchases under the prior program.

         Interest revenue increased from $2,589,000 for the three months ended December 31, 1995, to $3,138,000 for the three months ended December 31, 1996. The increase of $549,000, or 21%, is primarily a result of higher average interest earning net receivables for the three-month period ended December 31, 1996, of $52,086,000 compared to $38,662,000 average interest earning net receivables for the three-month period ended December 31, 1995.

         Interest expense increased from $774,000 for the three months ended December 31, 1995 to $873,000 for the three-month period ended December 31, 1996. The increase in interest expense is a result of the Fund Subsidiaries not recognizing interest expense, other than the offering cost amortization, during the period subsequent to their filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1995 and borrowings under lines of credit after the reorganization. The Company anticipates an increase in the amount of interest expense in the foreseeable future due to continued utilization of its credit line to fund contract purchases and to pay interest on its current and contemplated borrowings.

         The provision for credit losses decreased from $5,381,000 for the three months ended December 31, 1995 to a recovery of $1,173,000 for the three months ended December 31, 1996, due primarily to increased recoveries from previously charged-off accounts and the reduction in the provision for credit losses. During the three-month period ended December 31, 1996, the

Company recovered $561,000 of proceeds from accounts previously charged off compared to $228,000 for the three months ended December 31, 1995. The Company's remote collections facilities, which were opened during the second calendar quarter of 1995, have been successful in contacting and collecting some of the chronically delinquent and charged-off accounts and locating previously identified skips. Additionally, the acquisition of DACC provided the Company with a new pool of deficiency balances to collect, of which the Company collected over $250,000 in the three months ended December 31, 1996. In the future, management anticipates a lower amount of recovery of prior credit losses as these collections decrease. During the three months ended December 31, 1996, the Company reduced its allowance for loan losses by $735,000 to reflect lower-than-anticipated loan losses from certain loans. Additionally, during the three months ended December 31, 1996, the Company increased its allowance for credit losses by $333,000 to reflect an increase in anticipated loan losses from certain loans.

         General and administrative expenses decreased from $4,518,000 for the three months ended December 31, 1995 to $3,372,000 for the three months ended December 31, 1996. The decrease of $1,146,000, or 25%, is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots and a related make-ready facility, which were used to process repossessions, by December 31, 1995. The Company's employee count averaged 142 persons for the three months ended December 31, 1996 compared to 127 persons for the nine months ended December 31, 1995.

         Preferred stock dividends increased from $60,000 for the three months ended December 31, 1995 to $1,512,000 for the three months ended December 31, 1996. The increase of $1,452,000 is related to the issuance of 1,879,000 shares of the Company's 9%/7% Convertible Preferred Stock upon confirmation of the Fund Subsidiaries' plan of reorganization, 319,000 shares of 9%/7% Convertible Preferred Stock in the acquisition of DACC, and 271,000 shares of 9%/7% Convertible Preferred Stock in the acquisition of USLC. The Company had 50,000 shares of its 12% Convertible Preferred Stock outstanding and no 9%/7% Convertible Preferred Stock during the three months ended December 31, 1995, compared to 50,000 and an average of 2,170,000 shares of 12% Convertible Preferred Stock and 9%/7% Convertible Preferred Stock, respectively, outstanding during the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company will be required to raise substantial amounts of cash to support its operating, financing, and investing activities. Currently, the Company's principal cash requirements are to purchase receivables and originate loans, cover operating expenses, pay preferred stock dividends, and pay interest on its line of credit. The Company has a significant amount of cash on hand as of December 31, 1996, which it considers adequate to meet its reasonably anticipated needs. The Company intends to invest a portion of this cash into non-prime automobile and consumer receivables. In the future, additional liquidity will be necessary to support growth of the Company's loan portfolios and operations.

         Because the used motor vehicle and consumer finance industries require the purchase, origination, and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and will be an important element in the Company's operations. The Company intends to leverage its net worth and any subordinated debt in the future to enhance its liquidity. Additionally, the Company will endeavor to maximize its liquidity by diversifying its sources of funds, which it is anticipated will include (a) cash from operations, (b) the securitization of receivables, (c) lines of credit available from commercial banks and other financing sources, and (d) subordinated debt-offerings.

         The Company is continuing preparation of a private placement memorandum to issue $25,000,000 to $50,000,000 of senior subordinated notes with warrants to purchase Common Stock. Additionally, the Company is discussing with several commercial lenders, including investment banking firms, banks, and finance companies, arrangements for them to provide additional financing, which would be utilized for the purchases of receivables and/or the purchases of other operating entities. The Company is currently reviewing term sheets regarding two such facilities. The Company is also seeking several additional participants to expand its $25,000,000 line of credit with Hibernia Bank. As of December 31, 1996, the Company had approximately $24,000,000 outstanding under its line with Hibernia Bank. The Company has terminated negotiations with respect to its previously announced commitment for a warehouse line of credit.

         The Company intends to evaluate and pursue acquisition opportunities that the Company anticipates will enable it to grow its receivable base. The Company will consider all forms of financing available to it with respect to any particular acquisition, including additional borrowings and sales or exchanges of equity or debt securities. The Company's ability to acquire additional portfolios and companies is dependent on its obtaining additional financing.

OPERATING ACTIVITIES

Principal Sources and Uses of Cash in Operating Activities

         The principal source of cash from operating activities is provided by net interest income. The principal uses of cash in operations are for general and administrative expenses, other non-recurring types of expenses, and payments relating to previously accrued expenses.

Comparison of Operating Cash Flows for the Nine Months Ended December 31, 1996 to the Nine Months Ended December 31, 1995

         During the nine months ended December 31, 1996, the Company utilized $3,950,000 of cash in its operations compared to $5,952,000 of cash being utilized in operations in the nine months ended December 31, 1995. The decrease of $2,002,000 is primarily a result of reduction in expense accruals of $4,552,000 related to the Fund Subsidiaries' plan of reorganization during the nine months ended December 31, 1996 compared to an increase in accruals of $5,043,000 in the same period ended December 31, 1995. The change in offering cost amortization of

$2,105,000 was due primarily to the confirmation of the Fund Subsidiaries' plan of reorganization. Additionally, the provision for credit losses was $3,172,000 in the nine months in 1995 compared to a recovery of $2,562,000 in the nine months in 1996.

         The Company anticipates having negative operating cash flows in the foreseeable future as it continues to expand its Dealer Network and consumer finance operations to grow its receivable base.

INVESTING ACTIVITIES

Principal Sources and Uses of Cash Provided by Investing Activities

         The principal sources of cash from investing activities include cash from principal payments on receivables and proceeds from the sale of repossessed vehicles and other collateral. The principal uses of cash in investing activities include cash used for purchasing receivables, making consumer loans, and purchases of property and equipment.

Comparison of Investing Cash Flows for the Nine Months Ended December 31, 1996 to the Nine Months Ended December 31, 1995.

         Cash used by investing activities increased by $34,881,000 from $20,793,000 for the nine months ended December 31, 1995 to a use of $16,137,000 for the nine months ended December 31, 1996. The increase is primarily due to a increase of $15,935,000 in contract purchases, and a decrease of $13,467,000 in principal payments on contracts receivable.

         The Company anticipates encountering negative cash flows from investing activities in the foreseeable future as it continues to expand its non-prime automobile receivable base by expanding into more states and greater market penetration in existing states and continues its expansion into consumer finance.

FINANCING ACTIVITIES

Principal Sources and Uses of Cash Provided by Financing Activities

         The principal sources of cash from financing activities are from borrowings under line of credit agreements, debt offerings proceeds, sales of equity securities, and subordinate debt offerings. The principal uses of cash in financing activities include cash for the repayment of amounts borrowed under lines of credit, repayment of debt offerings, and payment of dividends on preferred stock.

Comparison of Financing Cash Flows for the Nine Months Ended December 31, 1996 to the Nine Months Ended December 31, 1995.

         During the nine months ended December 31, 1996, the Company's financing activities provided $14,613,000 of cash compared to utilizing cash of $3,046,000 during the same nine-month period ended December 31, 1995. The change of $17,659,000 was caused primarily by borrowings exceeding payments under its line of credit and proceeds from sale of stock during the nine months ended December 31, 1996.

         The Company's acquisition of assets from DACC required the Company to assume approximately $17,450,000 in bank debt. The terms of the loan require the Company to repay the loan by August 1997. Any portion not retired would require refinancing under existing terms or terms more or less favorable to the Company or a cash payment from existing cash on hand to liquidate the loan. Currently, the Company anticipates having to refinance or liquidate a portion of the loan at its maturity date. Management is evaluating several possible options.

         Since the date of acquisition, the Company has reduced the balance on the loan by $5,662,000, or 32%, to $11,788,000 as of January 31, 1997. During
this same period of time, the collateral base has decreased from approximately $25,600,000 in gross contracts receivable and inventory to $18,283,000, or 28.5%.

         On November 21, 1996 the Company purchased shares of its Common Stock and 9%/7% Convertible Preferred Stock and warrants for the purchase of Common Stock from HPIL for $9,000,000. The Company paid $4,000,000 in cash and executed a $5,000,000, 14% subordinated debenture. Interest is payable monthly. Through February 3, 1997, the Company had paid HPIL a total of $140,000 in interest. The interest rate increases by 1% per annum every six months until it reaches 17%. The maturity date is November 21, 2000, but must be repaid in full earlier if the Company sells more than $20,000,000, or in a proportionate amount if the Company sells less than $20,000,000 in equity or debt securities.

         The Company's annual dividend requirements on the outstanding shares of its 12% Preferred Stock and 9%/7% Preferred Convertible Stock, as of December 31, 1996, were $240,000 and $6,200,000, respectively. The annual dividend requirement on the Company's 9%/7% Convertible Preferred Stock will remain at that level until March 31, 1999, and then decrease to $4,822,000 until March 2003. Any conversion of Preferred Stock to Common Stock would reduce these dividend requirements. Payment of the dividend on the 9%/7% Convertible Preferred Stock in cash may be restricted under some of the Company's debt agreements. If payment of dividends in cash is restricted, the Company may be able to pay the dividend in the Company's Common Stock under specific circumstances.

         During the nine months ended December 31, 1996, the Company implemented a loan program for its directors and certain officers to finance the purchase of the Company's common and preferred stock in open-market transactions. The loans bear interest at the prime rate and require quarterly interest payments and mature at the end of three years. As of December 31, 1996, the Company had advanced $1,099,000 to ten of the eligible participants to fund stock purchases. Currently, the maximum allowed to be funded for any participant is $150,000. During the nine months ended December 31, 1996, the Company recorded $39,000 of interest revenue from participants under this program. The loans are evidenced by notes from participants and the Company holds the stock as collateral under security agreements.

         The Company is currently in negotiations to restructure the terms of its potential obligation to purchase 101,516 shares from a trust formed by a former director of the Company and 13,000 shares from the former director under stock purchase agreements dated May 5, 1995. The trust and the director, at their option, can elect to have the Company purchase the shares of stock at $18.00 per share. This purchase would require cash on unless an additional source is available.

         The Company will seek to increase its cash flows from financing activities through one or more of the following: anticipated subordinated debt offering, completion and utilization of warehouse lines, and debt and stock offerings. The Company will require additional cash flow to grow its receivable base and expand into consumer finance, and it is anticipated it will look to financing activities to provide this liquidity.


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

         During the three months ended December 31, 1996, Search settled the litigation between it, Craig Hall, Larry E. Levey, and Hall Phoenix/Inwood, Ltd. reported in Search's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. On November 21, 1996 the parties reached a compromise and settlement agreement whereby Search gave HPIL $4,000,000 in cash and a $5,000,000 subordinated debenture. Both parties have agreed to dismiss all litigation and mutually release each other. Messrs. Hall and Levey have resigned from the Board of Directors of the Company and, along with HFG and HPIL, have agreed that for a period of five years, they will refrain from taking substantially any action with respect to the Registrant. See Note 3 of Notes to Condensed Financial Statements in Part I, Item 1, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," Liquidity and Capital Resources in Part I, Item 2 for further discussion.

ITEM 2.        CHANGES IN SECURITIES

         Certain clarifying amendments to the Certificate of Designation for the Company's 9%/7% Convertible Preferred Stock and a one-for-eight "reverse" split of the Company's Common Stock, 12% Senior Convertible Preferred Stock and 9%/7% Convertible Preferred Stock and Series B 9%/7% Preferred Stock were effected on November 22, 1996.

         The principal effects of the clarifying amendments to the terms of the Certificate of Designation for the 9%/7% Convertible Preferred Stock are as follows:

1. Specify that the record date for purpose of determining stockholders entitled to receive quarterly dividends on the 9%/7% Convertible Preferred Stock is the close of business on the last day of the calendar quarter;

2. Define Effective Date as used in the Certificate of Designation as March 15, 1996; the effective date of the Fund Subsidiaries' plan reorganization;

3. Specifies March 31, 1989 as the end date of the period during which the 9% dividend rate is applicable;

4. Clarify that (i) only those holders who were issued stock pursuant to the reorganization plan were entitled to the retroactive payment of dividends for the period from July 1, 1995 through the Effective Date, and (ii) dividends on each share of 9%/7% Convertible Preferred Stock not issued pursuant to the reorganization plan shall begin to accrue on the date such shares are issued;

5. Specify that the members of the Board of Directors of the Company immediately preceding a merger must be a majority of the members of the board of directors of the company surviving the merger, whether it is the Company or another company, for the requirement that a merger be approved by the holders of at least 50% of the outstanding shares of 9%/7% Convertible Preferred Stock not to apply;

6. Supplement and clarify the provisions of the Certificate of Designation regarding mandating conversion by adding provisions that address (i) the method of selecting the 50% of the shares to be converted, (ii) the manner in which notice of the conversion is to be provided, (iii) the content of such notice, and (iv) the manner in which certificates for 9%/7% Convertible Preferred Stock are to be exchanged for certificates of the underlying Common Stock;

7. Clarify that the 50% mandatory conversion applies to all outstanding shares of 9%7% Convertible Preferred Stock regardless of when they were issued;

8. Provide that after the effective date of the conversion (i) the accrual of dividends upon the converted 9%/7% Convertible Preferred Stock will cease and (ii) all rights of holders of such stock will cease, except for the right to receive shares of the Common Stock and accrued, unpaid dividends;

9. Clarify (i) the conversion rate for the 9%/7% Convertible Preferred Stock upon the final mandatory conversion on the seventh anniversary of the Effective Date and (ii) that the conversion rate for the final mandatory conversion and the trigger prices per share for the initial 50% mandatory conversion were subject to adjustment if and when the normal two- for-one conversion rate for the 9%/7% Convertible Preferred Stock was adjusted for extraordinary transactions, such as stock splits or combinations, as initially inferred from the existing provisions.

         The amendments also clarify that the Company will pay through the date of conversion any accrued, unpaid dividends on any 9%/7% Convertible Preferred Stock that is mandatorily converted.

         Several provisions in the initial Certificate of Designation were dependent on the market price or average market price of the Common Stock, but failed to contain adequate definitions of those terms. The amendments provide suitable and consistent definitions of these terms. The amendments also add provisions specifying how the Common Stock is to be valued for purposes of any dividend payable on the 9%/7% Convertible Preferred Stock in shares of Common Stock. The new provisions specified that the Common Stock dividend value will be based on the average market price of the Common Stock for the 20 trading-day period ending five days prior to the dividend payment date.

         The principal effects of the one-for-eight "reverse" split amendments are as follows:

          1. The one-for eight "reverse" stock split decreased the number of outstanding shares of the Common Stock, 9%/7% Convertible Preferred Stock, Series B Preferred Stock, and 12% Preferred Stock by 87.5%. The split did not affect the proportionate equity interest in the Company of any holder of Common Stock, 9%/7% Convertible Preferred Stock, 12% Senior Convertible Preferred Stock or and Series B Preferred Stock. Certain terms of the 9%/7% Convertible Preferred Stock, 12% Preferred Stock, and Series B Preferred Stock were increased proportionately to retain the appropriate relationship between conversion rates, dividends rates, redemptions prices, conversion trigger prices, and liquidation prices.

         Upon effectiveness of the clarifying amendments to the Certificate of Designation for the 9%/7% Convertible Preferred Stock, each issued and outstanding share of Series B 9%/7% Convertible Preferred Stock was automatically converted into one share of 9%/7% Convertible Preferred Stock. On January 10, 1997, Search filed a Certificate of Elimination of Series B 9%/7% Convertible Preferred Stock with the Delaware Secretary of State canceling and eliminating the Series B 9%/7% Convertible Preferred Stock. Shares of that series have reverted to the status of authorized but unissued shares of preferred stock undesignated as to series.

         On November 19, 1996 the Company issued warrants to purchase 11,250 shares of the Common Stock to one of its directors for services to be rendered as a director. These warrants were exempt from registration pursuant to Section 4, (2) of Securities Act of 1933, as amended. The warrants expire on 11/19/06 and are exercisable at $9.00 per share of Common Stock.

         On November 25, 1996 the Company issued 231,066 shares of its Common Stock, 271,867 shares of its 9%/7% Convertible Preferred Stock, and warrants to purchase 194,960 shares of Common Stock in exchange for approximately $5,500,000 in assets from USLC. These securities are exempt from registration pursuant to Section 1145 of the Federal Bankruptcy Code. The warrants expire on March 14, 2001 and are exercisable at $16.00 to $24.00 per share.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 15, 1996, the Company held a special meeting of its stockholders to vote on the following items:

Item 1. Approval of an increase in the number of shares of the Company's Common Stock for which options may be granted pursuant to the Company's 1994 Employee Stock Option Plan from 1,750,000 shares to 5,000,000 shares;

Item 2. Approval of certain clarifying amendments to the terms of the Company's 9%/7% Convertible Preferred Stock; and

Item 3. Approval of amendments to the Company's Restated Certificate of Incorporation to effect an one-for-eight "reverse" stock split of the Company's Common Stock, 9%/7% Convertible Preferred Stock, 12% Senior Preferred Stock, and Series B Preferred Stock.

The following table shows the voting with respect to these items.

                 For                Against        Abstentions    Broker Non-Votes
                 ---                -------        -----------    ----------------
Item 1        22,859,382           14,744,565        990,828          2,280

Item 2        42,474,924            9,861,576        758,283          1,550

Item 3        43,630,265           11,634,673        466,716


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number                           Description
--------  --------------------------------------------------------------------

     3.1 Restated Certificate of Incorporation of Search Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996. Restated Certificate of Incorporation of Search Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996.

     3.2 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "9/30/96 Form 10-Q"))

     3.3 Certificate of Designation Series B 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the 9/30/96 Form 10-Q.

     3.4 Certificate of Correction to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the 9/30/96 Form 10-Q)

     3.5 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the 9/30/96 Form 10-Q)

Exhibit
Number                           Description
--------  --------------------------------------------------------------------

     3.6 Certificate of Amendment to Certificate of Designation of Series B 9%/7% Convertible Preferred Stock (incorporated by reference to
          Exhibit 3.5 to the 9/30/96 Form 10-Q)

     3.7 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, Registration No. 333-20551)

     3.8 Certificate of Elimination of Series B 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3, Registration No. 333-20551)

     27   Financial Data Schedule


         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K, dated November 21, 1996, reporting the events described in Part I, Item 1.

         The Company filed a Current Report on Form 8-K, dated November 25, 1996 reporting the acquisition of substantially all of the assets of U.S. Lending Corp.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SEARCH CAPITAL GROUP, INC.

SIGNATURE                       TITLE                                             DATE
---------                       -----                                             ----
/s/ George C. Evans                                                          February 7, 1997
---------------------------                                                 --------------------
George C. Evans                 Chairman of the Board, President, Chief
                                Executive Officer, Chief Operating
                                Officer and Director


/s/ Robert D. Idzi                                                            February 7, 1997
---------------------------                                                 ---------------------
Robert D. Idzi                  Senior Executive Vice President, Chief
                                Financial Officer and Treasurer


/s/ Andrew D. Plagens                                                         February 7, 1997
---------------------------                                                 ---------------------
Andrew D. Plagens               Vice President, Controller and Chief
                                Accounting Officer

Exhibit
Number                           Description
--------  --------------------------------------------------------------------

     3.1 Restated Certificate of Incorporation of Search Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996. Restated Certificate of Incorporation of Search Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996.

     3.2 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "9/30/96 Form 10-Q"))

     3.3 Certificate of Designation Series B 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the 9/30/96 Form 10-Q.

     3.4 Certificate of Correction to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the 9/30/96 Form 10-Q)

     3.5 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the 9/30/96 Form 10-Q)

     3.6 Certificate of Amendment to Certificate of Designation of Series B 9%/7% Convertible Preferred Stock (incorporated by reference to
          Exhibit 3.5 to the 9/30/96 Form 10-Q)

     3.7 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, Registration No. 333-20551)

     3.8 Certificate of Elimination of Series B 9%/7% Convertible Preferred Stock (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3, Registration No. 333-20551)

     27   Financial Data Schedule