Form 10-K/A
period 1996-03-31
SEARCH FINANCIAL SERVICES INC
filed 1997-06-05
CIK 318672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

       Registrant's telephone number, including area code: (214) 965-6000
                               ------------------

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

As of June 17, 1996, there were 27,208,225 outstanding shares (with an aggregate market value of $35,914,857) of Registrant's $.01 par value common stock, and the aggregate market value of shares held by non-affiliates of the Registrant was $26,541,957 based on the average of the high and low sale price and 20,107,543 shares held by non-affiliates.

                                     PART I

ITEM 1.  BUSINESS


OVERVIEW OF THE COMPANY.

         Search Capital Group, Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") is an industry specific financial services Company specializing in the purchase and management of used motor vehicle receivables purchased from franchise and independent automobile and light truck dealers ("Dealers"). The Dealers originate these receivables by financing the sale of vehicles to purchasers who do not qualify for credit from traditional lending sources. These receivables generally carry imputed interest rates in the range of 18% to 26%

         The automobile finance industry is the second largest consumer finance market in the United States totaling $353 billion as of December, 1995, according to the Federal Reserve Board. Automobile financing is usually provided by finance companies affiliated with manufacturers and banks, credit unions and independent finance companies. The financings are generally segmented according to the type of car sold (new or used) and the credit characteristics of the borrower (generally, prime or non-prime). Non-prime borrowers are individuals who, due to either incomplete or imperfect credit histories, are unable to obtain traditional financing through a bank or one of the finance companies affiliated with manufacturers. The Company specializes in financing used cars and trucks to these non-prime borrowers through its wholly-owned operating subsidiary, Automobile Credit Acceptance Corp.


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

         After November 1994, due primarily to higher than expected losses in the collection of its receivables held by these Fund Subsidiaries, the Company, directed by then existing management, abandoned its Note offering activities and sharply reduced all receivables purchasing activities while attempting to evaluate and, where necessary, modify or remedy purchasing and collection procedures. At the same time, the Company's directors began searching for new management which could further identify problems, stabilize operations, and develop a financial plan and strategy for turnaround and future growth. On January 20, 1995, George C. Evans joined the Company as President, Chief Executive officer, and a director of the Company. Mr. Evans was appointed Chairman of the Board of Directors on May 5, 1995. Mr. Evans has over 30 years of experience in the consumer lending and financial services industry, including having served as President and Chief Operating Officer of Associates Financial Services, Vice Chairman of Associates Corporation of North America and Chairman and Chief Executive Officer of Associates International and its subsidiaries. During 1995, four other managers who previously held senior positions in finance, operations, and marketing at Associates Corporation of North America or its subsidiaries joined Search. For a detailed description of current management, see Item 10, Directors and Executive Officers of the Company.

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

         As a consequence of effectiveness of Joint Plan, on the Effective Date, the assets of the Fund Subsidiaries (less funding of a litigation trust and professional fees) were transferred to Search by operation of law on the Effective Date in exchange for Search Common Stock and 9%/7% Convertible Preferred Stock and cash to be distributed to the former Noteholders of the Fund Subsidiaries. Under the Joint Plan, the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were deemed canceled upon the Effective Date.


OPERATIONS SINCE REORGANIZATION OF THE FUND SUBSIDIARIES.

         Except for the historical information contained herein, this Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled Risk Factors.

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

         Historically, the Company's principal market focus has been in the southern and southwestern states where "self-help" repossession laws promote efficient collection efforts with respect to defaulted receivables, and where milder climates generate higher collateral values for used vehicles. See Item
1. Business. "Regulation." However, the Company is currently expanding the market focus of its new programs in states with laws similar to those states in which the Company currently operates.

         Historically, the Company's receivables purchasing criteria were governed by the terms of the Trust Indentures governing the Notes. The Trust Indentures were canceled as of the Effective Date of the Joint Plan, and no longer govern the criteria the Company uses to evaluate the quality of a receivable. As of May 31, 1996, 93.2% of the receivables owned by the Company were purchased using the criteria set forth in the Trust Indentures. The Trust Indentures established specific criteria with respect to the price, purchase discount, term, downpayment, installments and interest rate for the receivables the Company purchases and also with respect to price, cost to the Dealer, average wholesale value, age, mileage and make of the motor vehicles securing such receivables. The Company believes that the most significant of these criteria were as follows:

       o The average purchase price of receivables could not exceed 53% of the total remaining unpaid installments of the receivables;
       o The average purchase price for a receivable could not significantly exceed the approximate average wholesale value and/or the Dealer's actual cost for the underlying financed vehicle;
       o The receivable generally had to have an original term of 36 months or less;
       o The age of each financed vehicle could not generally exceed eight years for automobiles or nine years for trucks;
       o The obligor on the receivable was required to make a down payment in cash plus a net trade-in allowance of at least 25% of the Dealer's cost in the financed vehicle;

         The new programs also target used vehicle motor vehicle receivables whose obligors have non-prime credit histories, but place more emphasis on job, income and residence stability and re-established positive credit of the obligor. Receivables purchased under the new programs typically carry imputed interest rates ranging from approximately 18% to 26%. The receivables purchased under the new programs are generally secured by automobiles up to 6 years in age, having been driven (i) no more than an average of 25,000 miles per year and (ii) having fewer than 80,000 total miles. In connection with the new programs, the Company has established criteria to evaluate the quality of receivables. the Company believes that the most significant of these criteria are as follows:

       o The obligor must show one year verifiable residence and three years traceable residence;
       o the Company must be able to verify 1 year of employment for each obligor;
       o Obligor must show a positive pay history within the previous two years;
       o Obligor must show gross income of at least $1200 per month;
       o The maximum payment for the purchased vehicle cannot exceed 20% of the obligor's gross income;
       o The debt to income ratio of the obligor cannot exceed 50% of gross income;
       o Downpayment must be 10% of the retail selling price of the vehicle.

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

         Following the purchase of each receivable, the Company mails a statement to each obligor a minimum of 5 days before each payment becomes due. These statements instruct each obligor to remit payments directly to the Company's post office box. Payments may also be made in person at the Company's offices or via Western Union Quick Collect(TM) service or through Ace Cash Express(TM). The Company's collections operations are currently based in Dallas, Texas and, the Company operates branch collections offices in the following cities: Garland, Texas; Arlington, Texas; Houston, Texas; and Memphis, Tennessee.

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

         The Company's current ANMS and related systems are connected with outside databases, such as national credit bureaus and wholesale vehicle valuation guides. These systems contribute to the Company's ability to satisfy the Dealer Network's needs by enhancing the Company's ability to meet its targeted one-hour receivable processing commitment. During August 1996, the Company will begin combining the receivable processing capabilities of its ANMS with a data processing and communications system developed by Norwest Financial Information Services Group (the "Norwest System"). The Company believes that the Norwest System will allow the Company to more efficiently expand its operations into new regions of the United States, as well as provide the Company with flexibility to expand its operations into other areas of consumer lending.

RECEIVABLES CHARACTERISTICS

         General. Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's portfolio of motor vehicle receivables, as of March 31, 1996 and September 30, 1995.


AVERAGE RECEIVABLE CHARACTERISTICS

                                                                              AS OF                         AS OF
                                                                         March 31, 1996              SEPTEMBER 30, 1995
                                                                         --------------              ------------------
   Purchase price to customer of underlying vehicle                           $8,020                        $8,026
   Dealer's profit on receivable sale                                           $963                          $959
   Age of vehicle                                                          5.2 Years                     5.9 Years
   Wholesale value of vehicle                                                 $4,613                        $4,640
   Down payment (including net trade-in credit)                               $1,593                        $1,588
   Receivable term                                                         31 Months                   31.6 Months
   Annual Percentage Rate                                                      23.9%                         24.2%
   Semi-monthly payment                                                         $150                          $150
   Original receivable balance (principal and unearned interest)              $9,569                        $9,549
   Purchase price for receivable                                              $4,870                        $4,969
   Receivable cost as % of receivable balance                                    51%                           52%
   Receivable discount as % of receivable balance                                49%                           48%

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

         Delinquency. Generally, the Company considers a receivable to be impaired if the contractual delinquency is greater than 60 days or the collateral has been repossessed. Once impaired, the Company places the receivable on nonaccrual status, which stops the recognition of interest income. The following table breaks out the receivables that the Company considers unimpaired or accrual status and impaired or nonaccrual status (i.e., contractual delinquency is greater than 60 days or repossessed collateral) as of March 31, 1996 and September 30, 1995.


                                                   MOTOR VEHICLE RECEIVABLES - AGING AND DELINQUENCIES
                                                                  (Dollars in thousands)
                                         AS OF March 31, 1996                           AS OF SEPTEMBER 30,1995
                               -----------------------------------------      -------------------------------------------
                                               Total (1)    % of Total                        Total (1)       % of Total
                                Number of       Unpaid        Unpaid           Number of        Unpaid          Unpaid
    Contractual Delinquency    Receivables   Installments   Installments      Receivables    Installments    Installments
    -----------------------    -----------   ------------   ------------      -----------    ------------    ------------
    Accrual Receivables
       0 to 30 days past due      6,871        $31,816          86%              8,233         $45,464              68%
       31-60 days past due          704          3,179           9%              1,572           8,294              12%
                                  -----        -------       ------             ------         -------           -----
         Subtotal                 7,575         34,995          95%              9,805          53,758              80%
                                  -----        -------       ------             ------         -------           -----
    Nonaccrual Receivables
       61-180 days past due         420          2,091           5%              1,696           9,182              14%
       181+ days past due             1              -           -                 627           3,737               6%
                                  -----        -------       -----              ------         -------           -----
         Subtotal                   421          2,091           5%              2,323         $12,919              20%
                                  -----        -------       -----              ------         -------           -----
    All Receivables (2)           7,996        $37,086       100.0%             12,128         $66,677           100.0%
                                  =====        =======       =====              ======         =======           =====

       Vehicles held for resale
         @ collateral value         333        $   566         N/A                 599         $   601             N/A
                                  =====        =======                          ======         =======

(1)  Includes unearned income.
(2) Active receivables exclude 333 and 599 accounts that have been reclassified to vehicles held for resale at March 31, 1996 and September 30, 1995, respectively.

         The percentage of contractually delinquent accounts has decreased from September 30, 1995 to March 31, 1996. At the end of September 30, 1995, 20% of the Company's active contracts were at least 61 days contractually delinquent compared to 5% at March 31, 1996. The decrease in accounts at least 61 days contractually delinquent is due to increased collection efforts and tightened credit criteria and the Company's charge-off policy implemented in June 1995.


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

         Financing with Hall Financial Group, Inc. and Affiliates. In November 1995, Hall Financial Group, Inc. ("HFG") provided interim financing of approximately $2.3 million pending confirmation of the Fund Subsidiaries' Joint Plan. After the Joint Plan's confirmation, in April 1996, HFG assigned its rights to its subsidiary, Hall Phoenix/Inwood, Ltd. ("HPIL"), which exercised a right to convert a portion of the debt into 2,500,000 shares of Search's Common Stock. Search repaid the remaining $567,000 of debt. In addition, HPIL purchased from Search 1,638,378 shares of Common Stock, 2,032,812 shares of 9%/7% Convertible Preferred Stock and five-year warrants to purchase, at $2.00 per share (increasing $0.25 per year), 676,178 shares of Common Stock in consideration for a total cash payment of $4,346,000 to Search.

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


RISK FACTORS

         The Company faces certain risks associated with the operation of it business that in some cases have affected, and in the future could affect, the Company's actual results from operations. These risk factors include, but are not limited to, the following:

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

         The Federal Trade Commission ("FTC") has adopted the holder-in-due-course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. Failure of the Dealers to comply with state and federal credit and trade practice laws and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on the Company. The FTC's Rule of Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains the warranty coverage (if any) for such vehicles.

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

         On August 14, 1995, the Fund Subsidiaries filed a petition in the U.S. Bankruptcy Court in the Northern District of Texas, Dallas Division, seeking protection under Chapter 11 of the U.S. Bankruptcy Code. These cases were consolidated for joint administration under Case No. 395-34981-RCM-11. On March 4, 1996, the Court entered the Confirmation Order confirming the Joint Plan for all of the Fund Subsidiaries. The Joint Plan was effective March 15, 1996. See "Item 1, Business, Description of Historical Operations and Reorganization of Fund Subsidiaries," and Note 2 to the Notes to Consolidated Financial Statements in Item 7 for a description of the Joint Plan.


         On January 9, 1996, Search received notice from plaintiffs that a suit had been filed on December 21, 1995 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warren Bowe, et. al. vs. Search Capital Group, Inc., et. al., Cause No. 1:95CV 649GR, and was filed in the Federal District Court for the Southern District of Mississippi. The case was reassigned under Cause No 1:95CSV649BR upon recusal of the judge originally assigned to this case because of his relationship with certain defendants. The plaintiffs allege violations of the securities laws by the defendants and seeks unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. Although no assurances can be given, the Company believes it has meritorious defenses to this action and will defend itself vigorously. While the ultimate outcome of this litigation cannot be determined, management estimates that the total expenses and losses from the litigation will be at least $500,000, and, accordingly, management has established a reserve of $500,000 for this litigation.


         There are presently no other legal proceedings, threatened or pending, relating to the Company which would, in the opinion of management, have a material impact on earnings or the financial condition of the Company.

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is a table of selected consolidated financial data for the fiscal year ended December 31, 1992; the nine month period ending September 30, 1993; the fiscal years ended September 30, 1994 and September 30, 1995 and the six month period ended March 31, 1996:


                                                    6 MONTHS   6 MONTHS     YEAR        YEAR    9 MONTHS   9 MONTHS     YEAR
                                                     ENDED      ENDED       ENDED      ENDED      ENDED     ENDED      ENDED
      (In thousands, except per share data)         3/31/96    3/31/95     9/30/95    9/30/94    9/30/93   9/30/92    12/31/92
                                                   --------   --------    --------   --------   --------   -------    --------
Statement of Operations Data:
Interest revenue                                   $  3,541   $  8,694  $   13,472   $ 14,054   $ 7,096    $ 1,493    $ 2,739
Interest expense (1)                                 (1,306)    (6,437)    (11,205)    (9,968)   (4,173)      (708)    (1,909)
Provision for credit losses (2)                      (4,982)    (5,337)     (3,128)   (20,180)        -          -          -
                                                   --------   --------  ----------   --------   -------    -------    -------
Net interest  income (loss) after provision
 for credit losses                                   (2,747)    (3,080)       (861)   (16,094)    2,923        785        830
Operating and Other expenses                          8,098      7,221      15,881      9,296     3,051        663      1,470
Settlement expense                                      535          -       2,837        560         -          -          -
Reorganization expense                                    -          -         315          -         -          -          -
Other income                                              -          -           -          -         -        338          -
                                                   --------   --------  ----------   --------   -------    -------    -------
Income (loss) from continuing operations            (11,380)   (10,301)    (19,894)   (25,950)     (128)       460       (640)
Extraordinary gain on debt discharge                  8,709          -           -          -         -          -          -
                                                   --------   --------  ----------   --------   -------    -------    -------
Net income (loss)                                    (2,671)   (10,301)    (19,894)   (25,950)     (128)       460       (640)
Preferred stock dividends                               327        120         240        240       263        123        206
                                                   --------   --------  ----------   --------   -------    -------    -------
Income(loss) available to common stockholders      $ (2,998)  $(10,421) $ (20,134)   $(26,190)  $ (391)    $  $337    $ (846)
                                                   ========   ========  =========    ========   ======     =======    ======

Net income (loss) per share of common stock
  from continuing operations                       $  (1.12)  $  (1.12) $    (2.25)    $(2.33)  $ (0.06)   $    .09   $ (0.22)
Gain per share on extraordinary item                    .83          -           -          -         -          -          -
Net income (loss) per share of common stock        $   (.29)     (1.12) $    (2.25)    $(2.33)  $ (0.06)        .09    $(0.22)
Weighted average number of common shares
outstanding (4)                                      10,447      9,296       8,967     11,258     6,131      3,679      3,851

Operating Data:
Number of active Dealers at period end (3)               22        125         125        206       126         51         68
Number of receivables at period end                   7,996     15,425      15,425     18,995     6,991      2,222      2,962
Number of receivables purchased during period         1,169      2,771       5,328     18,377     6,331      2,589      3,452

(In thousands)                                      3/31/96    3/31/95     9/30/95    9/30/94   9/30/93    9/30/92   12/31/92
                                                    -------    -------     -------    -------   -------    -------   --------
Balance Sheet Data:
Net contracts receivable                            $17,298   $ 76,655  $   34,948   $ 61,823   $29,396    $ 6,565    $11,009
Total assets                                         37,346     59,985      49,922     75,126    44,223     14,147     19,912
Notes payable (prepetition subject to compromise)         -          -      69,320          -         -          -          -
Notes payable                                             -     69,160           -     70,768    40,562     11,774     18,000
Total liabilities                                    10,935     74,783      75,557     79,502    42,013     12,099     18,838
Stock repurchase commitment                           2,078          -       2,078          -         -          -          -
Stockholders' equity (deficit)                       24,333    (14,798)    (25,635)    (4,376)     2,210      1,939      1,074

----------------------

(1) Includes amortization of offering expenses incurred in connection with Note offerings of $1,221,000, $1,391,000, $2,840,000, $2,158,000,
      $762,000, $230,000 and $306,000, respectively.
(2) The provision for credit losses is first recorded in 1994 because of the adoption of SFAS 114. See the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Interest Income and Provision for Credit Losses."
(3) Active Dealers are those Dealers who sold receivables to the Company during the last 30 days of the current period, and the last 60 days of the fiscal year ended September 31, 1995.
(4) The weighted average common shares outstanding are significantly less than the outstanding common shares shown on F-5 due to the effective date of the Joint Plan beginning on March 15, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         Except where otherwise indicated, the following discussion relates to the operations of the Company on a consolidated basis.


Interest Income and Provision for Credit Losses

         Through the third quarter of fiscal 1994, the Company aggregated pools of loans and recorded interest revenue and allowance for credit losses for the pools based on AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans ("PB6"). Under PB6 no credit loss was recognized on a portfolio of retail installment sales contracts unless the aggregate of the undiscounted expected future cash flows for that portfolio of loans was less than the carrying amount of the respective portfolio. Each of the Fund Subsidiaries aggregated its loan portfolio into a separate and distinct pool for collective evaluation under PB6. Each portfolio of loans held by each of the Fund Subsidiaries was considered a separate and distinct pool for treatment under PB6.

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


(Dollars in thousands)                                                 FOR THE YEARS ENDING
                                         ----------------------------------------------------------------------------------
(Unaudited)                               DECEMBER 31, 1992    SEPTEMBER 30, 1993      SEPTEMBER 30, 1994     CUMULATIVE
                                         --------------------- ---------------------- ---------------------- --------------
PB6 on a net loan-by-loan basis                    $135                  $45                   $5,668          $5,848
PB6 on a pooled basis                                 -                    -                    5,259           5,259
                                                   ----                  ---                   ------          ------
Increase (Decrease) in Credit Losses               $135                  $45                   $  409          $  589
                                                   ====                  ===                   ======          ======

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

         The following table, containing unaudited PB6 estimates that the Company believes are reasonably accurate, compares the provision for credit losses and reduction in interest income under PB6 and under SFAS 114 for fiscal year 1994:

          (Dollars in thousands)                                              YEAR ENDED SEPTEMBER 30, 1994
                                                                            -----------------------------------
          Provision for Credit Losses                                                      $20,180

          PB6:
              Interest Revenue Reduction                          4,413
              Provision for Credit Losses                           846                      5,259
                                                                  ------                   -------
          Increases in Losses due to Adoption of SFAS 114                                  $14,921
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

                Chart 1 - Number of Contracts Booked by Quarter

                                     CHART

       Chart 2 - First Payment Defaults by Quarter Contracts were Booked.

                                     CHART



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


Comparison of the Period Ended March 31, 1996 to the Six Months Ended March 31, 1995

         The Company changed its fiscal year from September 30 to March 31 in order to start a new fiscal year reflecting the reorganization effective March 15, 1995. Therefore, the comparison below compares the six months ended March 31, 1996 to the comparable six months ended March 31, 1995.

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

         Interest expense decreased $5,131,000, or 80%, from $6,437,000 for the six months ended March 31, 1995 to $1,306,000 for the six months ended March 31, 1996. The decrease in interest expense is due primarily to termination of interest accrual on the debt of the fund subsidiaries as of the date of filing for bankruptcy, August 15, 1995, or the fund's maturity date, whichever occurred first. See note 5 to the consolidated financial statements. The decrease in interest expense was partially offset the increase in interest expense associated with outstanding lines of credit.

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


Comparison of Twelve Month Periods Ended September 30, 1995 and the Twelve Month Period Ending September 30, 1994

         The Company purchased 5,328 contracts, at a cost of $24,830,000, during the twelve months ending September 30, 1995 compared to 18,377, contracts at a cost of $88,124,000 purchased during the twelve months ended September 30, 1994. The decrease in contract purchases of 13,049, or 71%, was due to tightened purchasing procedures, reductions in new funds raised, and a smaller Dealer Network.

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

LIQUIDITY AND CAPITAL RESOURCES

Joint Plan of Reorganization

         Until November 1994, the Company financed its receivables purchasing activities through public and private sale of unrated, automobile receivables-backed notes issued by its Fund Subsidiaries. From 1992 until 1994, the Company sold a total principal amount of approximately $72,000,000 of notes through its Fund Subsidiaries. After November 1994, due primarily to higher than expected losses in the collection of its receivables held by these Fund Subsidiaries, the Company abandoned its note offering activities. In August 1995, search caused each of the eight Fund Subsidiaries to file for reorganization under chapter 11 of the U.S. Bankruptcy Code. The Joint Plan of Reorganization for the Fund Subsidiaries ("Joint Plan") was confirmed and became effective on March 15, 1996.

         As a result of the confirmation and effectiveness of the Joint plan, approximately $69,300,000 of debt owed by the Fund Subsidiaries to Noteholders was canceled in exchange for Search Common Stock, 9%/7% convertible preferred stock, warrants and cash distributed to former Noteholders of the Fund Subsidiaries. The assets of the Fund Subsidiaries (net of a $350,000 deposit to a litigation trust and $2,000,000 escrowed for payment for professional fees), consisting primarily of approximately $29,000,000 of net receivables and $16,345,000 of cash, were deemed transferred to Search. Following the effectiveness of the Joint Plan and certain financing transactions (see "Item
1. Business -- Financing"), the Company had no borrowed debt, approximately $31,000,000 in net receivables and approximately $21,600,000 in cash. See "Item
8. Financial Statements and Supplementary Data" and "Liquidity and Capital Resources." The Company has redeemable shares that require payment of approximately $2,078,000 in May 1997. The warrants issued as part of the Plan of Reorganization and to HPIL, if not exercised by the expiration date of March 2001, may be "put" back to the Company at $.25. The total potential liability at March 2001 under these warrants is $1,419,000.


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

Investing Activities

         During the twelve months ended September 30, 1995, the Company's investing activities provided cash of $17,592,000 as compared to cash of $20,423,000 provided by investing activities during the six months ended March 31, 1996. This change resulted primarily from reduced contract purchases of $19,359,000 and an increase in unrestricted cash of $12,624,000, partially offset by decreased collection proceeds of $29,731,000. Additionally, upon completion of the Joint Plan, $21,600,000 in cash was released from the Fund Subsidiaries to Search.


Financing Activities

         During the twelve months ended September 30, 1995, the Company Utilized cash of $7,348,000 in its financing activities as compared to cash of $1,093,000 provided by financing activities during the six months ended march 31, 1996. In 1995, the Company raised only $1,779,000 through note offerings and repaid $2,429,000 on its line of credit and repaid $5,077,000 of the Notes payable. During the six months ended March 31, 1996, the Company had net borrowings of $1,225,000 under lines of credit, did not raise any funds through Note offerings and did not repay any of the Notes payable. Because of the bankruptcy, no payments were made on the Fund Subsidiaries' Notes Payable and GECC was settled in full.


Nonaccrual Receivables

         The following table sets forth the receivables which are accounted for on a nonaccrual basis. The Company has no receivables which are both accruing and contractually past due 90 days or more.

                                                   MOTOR VEHICLE RECEIVABLES - AGING AND DELINQUENCIES
                                                                  (Dollars in thousands)
                                         AS OF March 31, 1996                           AS OF SEPTEMBER 30,1995
                               -----------------------------------------      -------------------------------------------
                                               Total (1)    % of Total                        Total (1)       % of Total
                                Number of       Unpaid        Unpaid           Number of       Unpaid          Unpaid
    Contractual Delinquency    Receivables   Installments   Installments      Receivables    Installments    Installments
    -----------------------    -----------   ------------   ------------      -----------    ------------    ------------
    Accrual Receivables
       0 to 30 days past due      6,871        $31,816          86%              8,233         $45,464              68%
       31-60 days past due          704          3,179           9%              1,572           8,294              12%
                                  -----        -------       ------             ------         -------           -----
         Subtotal                 7,575         34,995          95%              9,805          53,758              80%
                                  -----        -------       ------             ------         -------           -----
    Nonaccrual Receivables
       61-180 days past due         420          2,091           5%              1,696           9,182              14%
       181+ days past due             1              -           -                 627           3,737               6%
                                  -----        -------       -----              ------         -------           -----
         Subtotal                   421          2,091           5%              2,323         $12,919              20%
                                  -----        -------       -----              ------         -------           -----
    All Receivables (2)           7,996        $37,086       100.0%             12,128         $66,677           100.0%
                                  =====        =======       =====              ======         =======           =====
       Vehicles held for resale
         @ collateral value         333        $   566           -                 599         $   601               -
                                  =====        =======                          ======         =======

(1)      Includes unearned income.
(2) Active receivables exclude 333 and 599 accounts that have been reclassified to vehicles held for resale at March 31, 1996 and September 30, 1995, respectively.


Potential Problem Receivables

         Receivables are considered nonaccrual receivables due to their contractual delinquency exceeding 60 days or due to repossession of underlying collateral. The Company also considers certain delinquent receivables that are in the contractual status of less than 60 days past due to be potential problem receivables based on collections. Uncertainty as to overall economic conditions, regional considerations, and current trends in portfolio growth cause the Company to review these accounts for potential problems.

Receivables Concentrations

         The Company considers Texas and Tennessee to be states with receivable concentrations because receivables with obligors in each of these states exceed 10% of total outstandings.


Inflation

         Historical statistics indicate that collateral value, vehicle sales price, and receivable interest rates are relatively stable within the Company's market segment. Significant inflation in prices could adversely impact the Company's ability to acquire receivables at favorable prices. General increases in interest rates will result in increases in the Company's interest expense.


Seasonality

         The Company's operations are seasonably impacted by higher delinquency rates during certain periods, including November and December holiday periods.


Changes in Asset Quality

         The Company believes that it is upgrading its credit quality through higher underwriting and collateral standards compared to prior periods. No assurance can be given at this time as to whether these new standards will improve the Company's credit loss experience rate.


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

         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Independent Certified Public Accountants' Report                                                        F-2

Consolidating Balance Sheets as of March 31, 1996 and September 30, 1995                                F-3

Consolidating Statements of Operations for the six months ended March 31, 1996,
the years ended September 30, 1995 and 1994.                                                            F-4

Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit) for
the period from October 1, 1993 through March 31, 1996.                                                 F-5

Consolidated Statements of Cash Flows for the six months ended March 31, 1996,
the years ended September 30, 1995 and 1994.                                                            F-6

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



                                              /s/ BDO Seidman, LLP
                                              ---------------------------------
                                              BDO Seidman, LLP
                                              Certified Public Accountants


Dallas, Texas
May 10, 1996

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                   March 31, 1996                September 30, 1995
                                                          -----------------------------------    ------------------
ASSETS                                                     Historical     Pro forma (Note 3)
                                                          ------------    -------------------
Gross contracts receivable (Note 4)                        $ 37,086,000      $ 37,086,000            $ 66,677,000
Unearned interest                                            (6,435,000)       (6,435,000)            (13,106,000)
                                                           ------------      ------------            ------------
Net contracts receivable                                     30,651,000        30,651,000              53,571,000
Allowance for credit losses                                 (13,353,000)      (13,353,000)            (18,623,000)
Loan origination costs                                        3,984,000         3,984,000               3,754,000
Amortization of loan origination costs                       (3,578,000)       (3,578,000)             (2,937,000)
                                                           ------------      ------------            ------------
    Net contract receivables - after allowance
     for credit losses & other costs                         17,704,000        17,704,000              35,765,000
                                                           ------------      ------------            ------------
Cash and cash equivalents                                    17,817,000        21,582,000                 442,000
Restricted cash (Note 2)                                             --                --               8,105,000
Vehicles held for resale                                        566,000           566,000                 601,000
Deferred note offering cost, net (Note 1)                            --                --               3,062,000
Property and equipment, net                                   1,062,000         1,062,000               1,306,000
Other assets, net                                               197,000           197,000                 641,000
                                                           ------------      ------------            ------------
  Total assets                                             $ 37,346,000      $ 41,111,000            $ 49,922,000
                                                           ============      ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Lines of credit (Notes 3 & 6)                              $  2,283,000      $         --            $  1,058,000
Accrued settlements  (Notes 14 & 15)                            688,000           688,000               2,912,000
Accrued restructuring  (Note 2)                                      --                --                 214,000
Accounts payable and other liabilities                        7,356,000         7,356,000               2,051,000
Accrued interest                                                 15,000                --                   2,000
Redeemable warrants (Note 8)                                    593,000           673,000                      --
                                                           ------------      ------------            ------------
    Liabilities                                              10,935,000         8,717,000               6,237,000
                                                           ------------      ------------            ------------

Prepetition notes payable and accrued
 interest - subject to compromise (Notes 2,5)                        --                --              69,320,000
                                                           ------------      ------------            ------------


Stock repurchase commitment (Note 9)                          2,078,000         2,078,000               2,078,000
                                                           ------------      ------------            ------------

Stockholders' Equity (Capital Deficit)
Preferred stock (Note 8)                                        154,000           174,000                   4,000
Common stock (Note 8)                                           248,000           289,000                 108,000
Additional paid-in capital                                   79,124,000        85,046,000              24,697,000
Accumulated deficit                                         (54,043,000)      (54,043,000)            (51,372,000)
Treasury stock                                               (1,150,000)       (1,150,000)             (1,150,000)
                                                           ------------      ------------            ------------
    Total stockholders' equity (capital deficit)             24,333,000        30,316,000             (27,713,000)
                                                           ------------      ------------            ------------

   Total liabilities and stockholders' equity
        (capital deficit)                                  $ 37,346,000      $ 41,111,000            $ 49,922,000
                                                           ============      ============            ============

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations


                                             Six Months Ended March
                                                    31, 1996                    Year Ended September             Year Ended
                                                    (Note 1)                          30, 1995               September 30, 1994
                                          ------------------------------      -------------------------   -------------------------
Interest revenue                          $  3,541,000                          $ 13,472,000                    $ 14,054,000
Interest expense                             1,306,000                            11,205,000                       9,968,000
                                          ------------                          ------------                    ------------
Net interest income (loss)                   2,235,000                             2,267,000                       4,086,000

Provision for credit losses                  4,982,000                             3,128,000                      20,180,000
                                          ------------                          ------------                    ------------
Net interest income (loss) after
       provision for credit losses          (2,747,000)                             (861,000)                    (16,094,000)
                                          ------------                          ------------                    ------------

General and administrative expense           8,098,000                            15,881,000                       9,296,000
Settlement expense                             535,000                             2,837,000                         560,000
Reorganization expense (Notes 2 & 10)               --                               315,000                              --
                                          ------------                          ------------                    ------------
Operating and other expense                  8,633,000                            19,033,000                       9,856,000
                                          ------------                          ------------                    ------------

Loss before extraordinary item             (11,380,000)                          (19,894,000)                    (25,950,000)
Extraordinary gain on discharge of
       debt (Notes 2 & 5)                    8,709,000                                    --                              --
                                          ------------                          ------------                    ------------
Net loss                                    (2,671,000)                          (19,894,000)                    (25,950,000)

Preferred stock dividends                     (327,000)                             (240,000)                       (240,000)
                                          ------------                          ------------                    ------------
Net loss attributable to common
    stockholders                          $ (2,998,000)                         $(20,134,000)                   $(26,190,000)
                                          ============                          ============                    ============


Loss per common share before
    extraordinary item                    $      (1.12)                         $      (2.25)                   $      (2.33)
Gain on extraordinary item                        0.83                                    --                              --
                                          ------------                          ------------                    ------------
Loss per common share                     $      (0.29)                         $      (2.25)                   $      (2.33)
                                          ============                          ============                    ============

Weighted average number of
      common shares outstanding             10,447,000                             8,967,000                      11,258,000
                                          ============                          ============                    ============


          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

    Statement of Changes in Stockholders' Equity (Capital Deficit) (Note 8)

           For the period from October 1, 1993 through March 31, 1996



                                               Preferred Stock -12%        Preferred Stock - 9%/7%              Common stock
                                           ---------------------------   ---------------------------   ---------------------------
                                              Shares         Amount         Shares         Amount         Shares          Amount
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, October 1, 1993                        400,000   $      4,000             --             --     12,165,670   $    122,000
                                           ------------   ------------   ------------   ------------   ------------   ------------
  Issuance of common shares for cash                 --             --             --             --      2,785,000         28,000
  ESOP termination, net of expenses                  --             --             --             --       (306,152)        (3,000)
  Stock cancellation                                 --             --             --             --     (2,946,988)       (30,000)
  12% preferred stock dividends                      --             --             --             --             --             --
  Net loss                                           --             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1994                     400,000          4,000             --             --     11,697,530       117,000
                                           ------------   ------------   ------------   ------------   ------------   ------------
  Stock purchase at May 5, 1995                      --             --             --             --             --             --
  Stock repurchase commitment                        --             --             --             --       (923,344)        (9,000)
  12% preferred stock dividends                      --             --             --             --             --             --
  Net loss                                           --             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1995                     400,000          4,000             --             --     10,774,186        108,000
                                           ------------   ------------   ------------   ------------   ------------   ------------
  Exercise of options                                --             --             --             --         35,840          1,000
  Class action suit settlement (Note 14)             --             --             --             --      1,848,000         18,000
  Reorganization (Note 2)                            --             --     15,031,648        150,000     12,115,001        121,000
  12% preferred stock dividends                      --             --             --             --             --             --
  9% preferred stock dividends                       --             --             --             --             --             --
  Net loss                                           --             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
Historical balance at March 31, 1996            400,000          4,000     15,031,648        150,000     24,773,027        248,000
                                           ------------   ------------   ------------   ------------   ------------   ------------
PRO FORMA INFORMATION (NOTE 3)
     Debt conversion                                 --             --             --             --      2,500,000         25,000
     Additional investment                           --             --      2,032,800         20,000      1,638,400         16,000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Pro forma balance at March 31, 1996             400,000   $      4,000     17,064,448   $    170,000     28,911,427   $    289,000
                                           ============   ============   ============   ============   ============   ============


                                             Treasury Stock                                                         Stockholders'
                                       ---------------------------     Additional      ESOP Notes    Accumulated       Equity
                                          Shares         Amount      Paid-In Capital   Receivable      Deficit    (Capital Deficit)
                                       ------------   ------------   ---------------  ------------   ------------ -----------------
Balance, October 1, 1993                  2,526,389   $    (25,000)   $  8,711,000    $ (1,073,000)  $ (5,528,000)  $  2,211,000
                                       ------------   ------------    ------------    ------------   ------------   ------------
  Issuance of common shares for cash             --             --      19,379,000              --             --     19,407,000
  ESOP termination, net of expenses              --             --        (874,000)      1,073,000             --        196,000
  Stock cancellation                             --             --          30,000              --             --             --
  12% preferred stock dividends                  --             --        (240,000)             --             --       (240,000)
  Net loss                                       --             --              --              --    (25,950,000)   (25,950,000)
                                       ------------   ------------    ------------    ------------   ------------   ------------
Balance, September 30, 1994               2,526,389        (25,000)     27,006,000              --    (31,478,000)    (4,376,000)
                                       ------------   ------------    ------------    ------------   ------------   ------------
  Stock purchase at May 5, 1995             500,000     (1,125,000)             --              --             --     (1,125,000)
  Stock repurchase commitment                    --             --      (2,069,000)             --             --     (2,078,000)
  12% preferred stock dividends                  --             --        (240,000)             --             --       (240,000)
  Net loss                                       --             --              --              --    (19,894,000)   (19,894,000)
                                       ------------   ------------    ------------    ------------   ------------   ------------
Balance, September 30, 1995               3,026,389     (1,150,000)     24,697,000              --    (51,372,000)   (27,713,000)
                                       ------------   ------------    ------------    ------------   ------------   ------------
  Exercise of options                            --             --          10,000              --             --         11,000
  Class action suit settlement
    (Note 14)                                    --             --       2,595,000              --             --      2,613,000
  Reorganization (Note 2)                        --             --      52,149,000              --             --     52,420,000
  12% preferred stock dividends                  --             --        (120,000)             --             --       (120,000)
  9% preferred stock dividends                   --             --        (207,000)             --             --       (207,000)
  Net loss                                       --             --              --              --     (2,671,000)    (2,671,000)
                                       ------------   ------------    ------------    ------------   ------------   ------------
Historical balance at March 31, 1996      3,026,389     (1,150,000)     79,124,000              --    (54,043,000)    24,333,000
                                       ------------   ------------    ------------    ------------   ------------   ------------
PRO FORMA INFORMATION (NOTE 3)
     Debt conversion                             --             --       1,692,000              --             --      1,717,000
     Additional investment                       --             --       4,230,000              --             --      4,266,000
                                       ------------   ------------    ------------    ------------   ------------   ------------
Pro forma balance at March 31, 1996       3,026,389   $ (1,150,000)   $ 85,046,000              --   $(54,043,000)  $ 30,316,000
                                       ============   ============    ============    ============   ============   ============



          See accompanying notes to consolidated financial statements

                 SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                          Six Months Ended            Year Ended              Year Ended
                                                          March 31, 1996         September 30, 1995      September 30, 1994
                                                       ---------------------    ---------------------    --------------------
                                                        <
OPERATING ACTIVITIES:
  Net loss                                              $ (2,671,000)                $(19,894,000)            $(25,950,000)
     Adjustments to reconcile net loss to
       cash provided by (used in) operations:
     Provision for credit losses                           4,982,000                    3,128,000               20,180,000
     Amortization of deferred offering costs               1,221,000                    2,840,000                2,158,000
     Amortization of loan origination costs                  641,000                    1,047,000                1,728,000
     Depreciation and amortization                           262,000                      384,000                  217,000
     Extraordinary gain on discharge of debt              (8,709,000)                          --                       --
     Loss on disposition of fixed assets                     112,000                           --                       --
  Changes in assets and liabilities:
    Decreases (increases) in other assets, net               470,000                      (86,000)                  60,000
    Increases (decreases) in accounts payable
       and accrued expense                                  (449,000)                   1,840,000                3,488,000
                                                        ------------                 ------------             ------------
  Cash provided by (used in) operations                   (4,141,000)                 (10,741,000)               1,881,000
                                                        ------------                 ------------             ------------

INVESTING ACTIVITIES:
  Purchase of contract receivables including
     origination fees                                     (5,471,000)                 (24,830,000)             (88,124,000)
  Principal payments on contract receivables
      including proceeds from sales of vehicles           17,921,000                   47,652,000               33,912,000
  Purchases of property and equipment                       (132,000)                    (711,000)                (957,000)
  (Increases) decreases in restricted cash                 8,105,000                   (4,519,000)               3,416,000
  Decrease in notes receivable, related party                     --                           --                  167,000
                                                        ------------                 ------------             ------------

  Cash provided by (used in) investing                    20,423,000                   17,592,000              (51,586,000)
                                                        ------------                 ------------             ------------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit         1,225,000                   (2,429,000)               3,487,000
  Notes payable proceeds                                          --                    1,779,000               31,206,000
  Notes payable repayments                                        --                   (5,077,000)              (1,000,000)
  Capital lease (repayments) financing                       (24,000)                     (58,000)                 308,000
  Notes payable offering costs                                    --                     (198,000)              (3,455,000)
  Proceeds from sale of stock, net of expense                     --                           --               19,407,000
  Proceeds from exercise of options                           12,000                           --                       --
  Purchase of  treasury stock                                     --                   (1,125,000)                      --
  Change in ESOP Note Receivable                                  --                           --                  196,000
  Payment of dividends                                      (120,000)                    (240,000)                (240,000)
                                                        ------------                 ------------             ------------

  Cash provided by (used in) financing activities          1,093,000                   (7,348,000)              49,909,000
                                                        ------------                 ------------             ------------

CHANGE IN CASH AND CASH EQUIVALENTS:
  Change in cash and cash equivalents                     17,375,000                     (497,000)                 204,000
  Cash and cash equivalents - beginning                      442,000                      939,000                  735,000
                                                        ------------                 ------------             ------------

  Cash and cash equivalents - ending                    $ 17,817,000                 $    442,000             $    939,000
                                                        ============                 ============             ============

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                $     71,000                 $  9,272,000             $  7,426,000
                                                        ============                 ============             ============


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

         Contracts Receivable, Allowance for Credit Losses, and Interest Income. The Company records receivables purchased at cost. Contractual finance charges are recorded as unearned interest and amortized to interest income using the interest method. An initial allowance for credit losses is recorded at the acquisition of a receivable equal to the difference between the amount financed and the acquisition cost, which is what the Company estimates to be fair value. The Company considers all of its contracts receivable to be consumer installment loans to individuals. In accordance with Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), these receivables are reviewed individually for impairment generally using the receivable's contractual delinquency or repossession status. All receivables which exceed 60 days contractual delinquency or with respect to which the underlying collateral has been repossessed are considered impaired. Once impaired, a receivable is placed on nonaccrual status and written down to its net realizable value, and no interest income is recognized until the receivable returns to nonimpaired status. Therefore, at impairment, the Company writes down the receivable to its estimated net realizable value, which is the fair value of the underlying collateral if it has been repossessed or the estimated recoverable cash flow if no repossession has occurred. If the new recorded amount of the impaired receivable is less than the Company's net recorded investment in the receivable, the Company recognizes a charge to provision for credit losses in the amount of the deficiency and increases the allowance for credit losses by a corresponding amount. The provision for credit losses is adjusted for any differences between the final net proceeds from resale of the underlying collateral and the estimated net realizable value. All payments received on impaired receivables are considered a return of principal. Generally, the Company charges off a receivable against the allowance for credit losses at 180 days contractual delinquency if no significant payments have been received in the last six months, or earlier after receipt of the sale proceeds from liquidation of the collateral securing the receivable.

         Subsequent proceeds received on a previously charged-off receivable are recorded as a recovery to the allowance for credit losses. Any excess of cost paid ("premium") for net receivables acquired is recorded as an asset and amortized over the life of the related loans acquired as an adjustment to yield using the interest method.

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

         Vehicles Held for Resale. Vehicles held for resale represents the estimated collateral value of motor vehicles in the Company's possession and are carried at the lower of cost or estimated net realizable value (estimated auction value less estimated costs to sell at the time of repossession). The Company classifies a loan as vehicle held for resale upon physically repossessing the vehicle and until the vehicle is sold at auction. The deficiency balance, if any, is then charged off.

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

         In the fourth quarter of fiscal 1994, the Company elected early adoption of Statements of Financial Accounting Standards Nos. 114 and 118
("SFAS 114"), which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. In accordance with SFAS
No. 114, receivables are analyzed on a loan-by-loan basis. The Company evaluates the impairment of receivables generally based on the receivables' contractual delinquency. The Company considers receivables that are contractually delinquent 60 days or more or with respect to which the underlying collateral has been repossessed to be impaired. When the receivable is considered impaired, interest income ceases to be recognized. Once impaired, the Company looks to the underlying collateral for repayment of the receivable. Therefore, at impairment, the Company writes down the receivable to its estimated net realizable value, which is the fair value of the underlying collateral if it has been repossessed or the estimated recoverable cash flow if no repossession has occurred. If the new recorded amount of the receivable is less than the Company's net recorded investment in the receivable, the Company recognizes a charge to provision for credit losses in the amount of the deficiency and increases the allowance for credit losses by a corresponding amount. The provision for credit losses is adjusted for any differences between the final net proceeds from resale of the underlying collateral and the estimated net realizable value. Generally, the Company charges off a receivable against the allowance for credit losses at 180 days contractual delinquency, if no significant payments have been received in the last six months, or, if earlier, after receipt of the sale proceeds from liquidation of the collateral securing the receivable. Subsequent proceeds received on a previously charged-off receivable are recorded as a recovery to the allowance for credit losses. Any excess of cost paid ("premium") for net receivables acquired is recorded as an asset and amortized over the life of the related loans acquired as an adjustment to yield using the interest method.

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

         The recorded investment and related allowance for credit losses, excluding net loan origination costs, are summarized below on a consolidated basis:


                                                                                             Net
                                                                          Allowance      Receivables
                                            Total                            for           After
(Dollars in thousands)       Number of     Unpaid          Unearned         Credit      Allowance for
As of March 31, 1996        Receivables   Installments     Interest         Losses      Credit Losses
---------------------       -----------   ------------     --------         ------      -------------
Impaired receivables            421         $ 2,091          $   380        $ 1,711             --
Unimpaired receivables        7,575          34,995            6,055         11,642         17,298
                             ------         -------          -------        -------        -------
   Total                      7,996         $37,086          $ 6,435        $13,353        $17,298
                             ======         =======          =======        =======        =======


As of September 30, 1995
------------------------
Impaired receivables          2,323         $12,919          $ 1,644        $11,275             --
Unimpaired receivables        9,805          53,758           11,462          7,348         34,948
                             ------         -------          -------        -------        -------
   Total                     12,128         $66,677          $13,106        $18,623        $34,948
                             ======         =======          =======        =======        =======

         The change in the allowance for credit losses is summarized as follows on a consolidated basis:


                                                     March 31,    September 30,       September 30
(Dollars in thousands)                                 1996           1995                1994
                                                    ----------    -------------       ------------
Balance, beginning of period                        $ 18,623       $ 44,633            $  4,656
Allowance recorded upon purchase of receivables        2,194          9,613              37,727
Increase in allowance for credit losses                4,982          3,169              20,180
Receivables charged off against allowance            (14,742)       (38,792)            (17,930)
Recovery of prior credit losses                        2,296             --                  --
                                                    --------       --------            --------
Balance, end of period                              $ 13,353       $ 18,623            $ 44,630
                                                    ========       ========            ========
Net credit losses as a percent of average net
  receivables                                             36%            56%                 26%

         The effect of non-accrual receivables on interest income for each of the three periods presented was:

Interest income
  As originally contracted                                          $ 1,480           $ 4,522             $ 5,520
  As recognized                                                         (98)           (1,033)             (1,922)
                                                                    -------           -------             -------
    Reduction of interest income                                    $ 1,382           $ 3,489             $ 3,598
                                                                    =======           =======             =======

         There were no commitments to lend additional funds to customers whose loans were classified as non-accrual as of March 31, 1996, September 30, 1995 or September 30, 1994.

      At March 31, 1996, contractual maturities of receivables were as follows:

(Dollars in thousands)          1997        1998        1999       Total
                               -------     -------     ------     -------
Future payments receivable     $23,445     $11,507     $2,134     $37,086
Less unearned interest           4,886       1,450         99       6,435
                               -------     -------     ------     -------
Net contracts receivable       $18,559     $10,057     $2,035     $30,651
                               =======     =======     ======     =======

         In the opinion of management, a portion of the receivables will be repaid or extended either before or past the contractual maturity date. In addition, some receivables will default before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

         The Company's receivables are all secured by motor vehicles, have fixed annual percentage rates ("APR"), and are generally installment receivables owed by individuals. As of March 31, 1996, the Company had no other loan types. The obligors are domestically-based at the time a receivable is purchased by the Company from a dealer. The Company has no material amounts of foreign receivables.

         Receivables will become nonaccrual status due to their contractual delinquency exceeding 60 days or due to repossession of underlying collateral. The Company also considers certain delinquent receivables that are in the contractual status of less than 60 days past due to be potential problem receivables based on collections. Uncertainty as to overall economic conditions, regional considerations, and current trends in portfolio growth cause the Company to review these receivables for potential problems.

         The Company considers Texas and Tennessee to be states with receivable concentrations because receivables with obligors in each of these states exceed 10% of total outstanding receivables.

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

         The following table, containing unaudited PB6 estimates that the Company believes to be reasonably accurate, compares the provision for credit losses and reduction in interest income under PB6 and under SFAS 114 for fiscal year 1994:



                                                                      Year Ended
(Dollars in thousands)                                            September 30, 1994
                                                                  ------------------
Provision for credit losses                                           $20,180

PB6:
    Interest revenue reduction                      $ 4,413
    Provision for credit losses                         846             5,259
                                                    -------           -------
Increases in losses due to adoption of SFAS 114                       $14,921
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

Notes payable by ACP, bearing interest at 21%, required monthly interest payments of 15% through April 30, 1995 at which time principal and the remaining deferred interest accrued at 6% was due in default at maturity date.
                                                                                          610,000

Notes payable by ACF, bearing interest at 18%, required monthly interest payments at 15% through December 31, 1994, at which time principal and the remaining deferred interest accrued at 3% was due - in default at maturity
date.                                                                                   1,506,000

Notes payable by ACF 92-II, bearing interest at 15% due monthly, required
payment of principal in full on December 31, 1995.                                     10,000,000

Notes payable by ACF III, bearing interest at 15% due monthly, required payment
of principal in full on April 30, 1996.                                                15,000,000

Notes payable by ACF IV, bearing interest at 3% until October 15, 1993 and 14%
thereafter due monthly, required payment of principal quarterly from September
30, 1995 to December 31, 1996.                                                         10,000,000

Notes payable by ACF V, bearing interest at 12% due monthly, required payment of
principal quarterly from October 1, 1996 to December 31, 1997.                         19,872,000

Notes payable by ACF VI, bearing interest at 12% due monthly, required payment
of principal quarterly from July 1, 1997 to June 30, 1998.                             10,675,000
                                                                                      -----------

Total notes payable                                                                    68,253,000
Accrued Interest - prepetition                                                          1,067,000
                                                                                      -----------

Total notes payable and accrued interest                                              $69,320,000
                                                                                      ===========


         As a result of the confirmation of the Joint Plan, the above debt and accrued interest was ultimately extinguished in exchange for common stock, 9%/7% preferred stock, warrants and other provisions of the Joint Plan. The extinguishment of debt resulted in a net extraordinary gain of $8,677,000. The following table shows the components of the gain:

         Calculation of net extraordinary gain on debt extinguishment

Total Notes and accrued interest     $ 69,320,000
Value of exchange                     (56,367,000)
Administrative claims                  (2,400,000)
Unamortized debt offering costs        (1,844,000)
                                     ------------
Net gain of debt extinguishment      $  8,709,000
                                     ============

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

         The exercise price per share of these warrants is initially $2.00 and increases by $.25 on March 15 of each successive year. These warrants will expire on March 14, 2001, at which time Search must redeem all remaining unexercised warrants at a redemption price of $0.25 per warrant. These warrants are considered "put" warrants and, accordingly, have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,419,000 will be made over the term of five years and recorded as interest expense using the interest method.

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


9.       STOCK CANCELLATION AND STOCK PURCHASE AGREEMENT

         On May 5, 1995, Search purchased from a director of Search 500,000 shares of Search's $.01 par value common stock for $2.25 per share. The purchase was recorded at cost and is reflected as treasury stock. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring May 5, 1997 to vote the remaining approximately 800,000 shares of stock held by a trust formed by the former director. These remaining shares held by the trust may be "put" back to the Company at the expiration date for $2.25 per share, which was the market value at the date of the agreement. These shares are shown outside of permanent equity on the face of the balance sheet at the redemption price. If these redeemable shares were excluded from net loss per share, the fiscal 1996 and 1995 loss per share would be $(.31) and $(2.47), respectively.

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

11.      INCOME TAXES

         The Company files a consolidated income tax return. The components of the Company's net deferred tax asset as of March 31, 1996 and September 30, 1995 are as follows:


                                       March 31,       September 30,       September 30,
                                         1996               1995               1994
                                      ------------     -------------      --------------
Deferred tax asset:
Allowance for credit losses &
   inventory reserve                  $  1,260,000      $    800,000      $  1,500,000
Net operating loss carry-forwards       13,000,000        15,400,000         8,900,000
Other tax credit carry-forwards             90,000            90,000            90,000
Accrued settlement costs                   170,000
Valuation allowance                    (14,520,000)      (16,290,000)      (10,490,000)
                                      ------------      ------------      ------------
   Total deferred tax asset                     --                --                --
                                      ------------      ------------      ------------

         At March 31, 1996, the Company's consolidated tax return group has a net operating loss carryforward for Federal income tax purposes of approximately $44,100,000 which will expire, if unused, in the following years:

                Years of Expiration               Amount
                -------------------             -----------
                  1998 to 2008                  $  4,400,000
                      2009                        27,200,000
                      2010                        12,500,000
                                                ------------
                     Total                       $44,100,000
                                                ============

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

Operating lease commitments by the Company are as follows:

                                                  Year Ending March 31,
                            ----------------------------------------------------------
                              1997         1998         1999         2000        2001
                            --------     --------     --------     -------     -------
Office leases               $377,000     $300,000     $ 96,000     $82,000     $73,000
Office equipment leases       62,000       31,000        7,000          --          --
                            --------     --------     --------     -------     -------
Total operating leases      $439,000     $331,000     $103,000     $82,000     $73,000
                            ========     ========     ========     =======     =======

         In addition to the operating leases, the Company has one capitalized lease with payments of $81,000 per year through 1998 and $67,000 in 1999.


13.      CHANGE IN FISCAL YEAR

         In 1996, the Company changed its fiscal year end to March 31. The following table reflects the unaudited comparable period of fiscal 1995 (in thousands except per share data):



                                                      Six months ended
                                                       March 31, 1995
                                                      ----------------
Interest revenue                                        $ 8,694
Interest expense                                          6,437
                                                        -------
Net interest income                                       2,257
Provision for credit losses                               5,337
                                                        -------
Net interest loss after provision for credit losses       3,080
Operating expenses                                        7,221
                                                        -------

Net loss                                                 10,301
Preferred stock dividends                                   120
                                                        -------
Net loss attributable to common shareholders            $10,421
                                                        =======

Net loss per common share                                  1.12
                                                        =======
Weighted average number of common shares                  9,296
                                                        =======

The adjustments to the March 31, 1995 interim financial statement consist of only normal recurring adjustments.


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

         On January 9, 1996, Search received notice from plaintiffs that a suit had been filed on December 21, 1995 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warren Bowe, et. al. vs. Search Capital Group, Inc., et. al., Cause No. 1:95CV 649GR, and was filed in the Federal District Court for the Southern District of Mississippi. The case was reassigned under Cause No 1:95CSV649BR upon recusal of the judge originally assigned to this case because of his relationship with certain defendants. The plaintiffs allege violations of the securities laws by the defendants and seeks unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. Although no assurances can be given, the Company believes it has meritorious defenses to this action and will defend itself vigorously. While the ultimate outcome of this litigation cannot be determined, management estimates that the total expenses and losses from the litigation will be at least $500,000, and, accordingly, management has established a reserve of $500,000 for this litigation.

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

\


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the name and age of the directors, the year of the annual meeting of shareholders at which each director's term will expire and the year of his initial election or appointment as a director.

                                                                                                     SHAREHOLDERS ANNUAL
                                           POSITION                               DIRECTOR            MEETING AT WHICH
       NAME                                   HELD                    AGE            SINCE             TERM WILL EXPIRE
---------------------            -----------------------------       ---          --------           -----------------
Richard F. Bonini                Director (1)                        57             1995                    1999
Luther H. Hodges, Jr.            Director (2)                        59             1995                    1999
George C. Evans                  President, Chairman and             61             1995                    1998
                                 Chief Executive Officer (3)
A. Brean Murray                  Director (4)                        59             1993                    1998
William H. T. Bush               Director (5)                        57             1995                    1997
James F. Leary                   Director and Vice                   66             1995                    1997
                                 Chairman - Finance (6)

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


BUSINESS HISTORIES OF EXECUTIVE OFFICERS.

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

         ANDREW L. TENNEY joined Search as Operations Director in January 1995. In March 1995 he was elected Executive Vice President. Mr. Tenney has over 30 years experience in the consumer lending and financial services industry. Prior to joining Search, he was Executive Vice President of Century Acceptance Corporation. Mr. Tenney served as Executive Vice President at ABQ Financial. Previously, he was employed at Associates Financial Services as Senior Vice President, Marketing, and Executive Vice President in Consumer Operations. Before joining Associates, Mr. Tenney was employed by Avco Financial Services for 16 years rising to the level of Vice President.

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

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION                   LONG TERM COMPENSATION

                                                                                            SECURITIES        ALL OTHER
                                                                                            UNDERLYING     ----------------
                                                                         OTHER ANNUAL     OPTIONS/SAR'S    COMPENSATION (S)
  NAME AND PRINCIPAL POSITION      YEAR        SALARY ($)  BONUS ($)   COMPENSATION ($)        (#)         ----------------
  ---------------------------      ----        ----------  ---------   ----------------   -------------
George C. Evans,                   1996(1)      150,000     185,000             -                 -                  -
  Pres., CEO, COO                  1995         162,734     112,500             -            1,000,000(3)            -
  (from 1/20/95) (2)(5)                                                                      1,000,000(4)

Robert D. Idzi                     1996(1)       66,666      35,000             -               50,000(7)            -
  EVP, CFO and Treasurer(2)        1995         117,308       5,000             -              204,000(3)        27,462(8)

Anthony J. Dellavechia             1996(1)       31,250      25,000             -               50,000(7)        26,500(9)
  Sr. EVP, Operations Director(2)                                               -               50,000(6)

Joe B. Dorman(2)                   1996(1)       55,833      25,000             -               25,000(7)             -
  SVP, General                                                                                  25,000(6)
  Counsel and Secretary            1995          67,128           -             -               50,000(3)             -
                                                                                                50,000(4)

Andrew L. Tenney                   1996(1)       62,499      25,000             -               25,000(7)             -
  EVP and Operations Director(2)                                                                25,000(6)

                                   1995          79,775           -             -               50,000(3)             -
                                                                                                50,000(4)

------------------------------------------

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

      OPTION AND WARRANT GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

                                                                                                           POTENTIAL
                                                                                                          REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF
                                  NUMBER OF                                                               STOCK PRICE
                                 SECURITIES       % OF TOTAL WARRANTS                                  APPRECIATION FOR
                                 UNDERLYING       AND OPTIONS GRANTED      EXERCISE OR                 OPTION OR WARRANT
                                WARRANTS AND      TO EMPLOYEES DURING      BASE PRICE    EXPIRATION          TERM
        NAME                  OPTIONS GRANTED #     THE FISCAL YEAR       ($ PER SHARE)   DATE (8)      5%       10%
        ----                  -----------------     ---------------       -------------   --------    ----     -------
George C. Evans                     -                      -                       -            -

Robert D. Idzi                 50,000(1)                 10.2                    1.26      3/27/06    $39,620  $100,406

Anthony J. Dellavechia         50,000(1)                 10.2                    1.25      1/16/06     39,306    99,609
                               50,000(3)                 10.2                    1.25      1/16/06     39,306    99,609

Joe B. Dorman                  25,000(1)                  5.1                    1.26      3/27/06     19,810    50,202
                               25,000(2)                  5.1                    1.26      3/27/06     19,810    50,202

Andrew  L. Tenney              25,000(1)                  5.1                    1.26      3/27/06     19,810    50,202
                               25,000(2)                  5.1                    1.26      3/27/06     19,810    50,202

(1) Represents warrants to purchase Common Stock.
(2) Represents 1994 Employer Stock Options which vest in 1/3 yearly increments following the date of their grant.
(3) Represents stock options granted before the Fund Subsidiaries' reorganization which, as a result of the change in control following the reorganization, are now fully vested.

         The following unexpired stock options to purchase Common Stock were held by the executives officers of the Company listed below at March 31, 1996.

                                     FISCAL YEAR END OPTION AND WARRANT VALUES
                                             NUMBER OF SECURITIES                          VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED OPTIONS              IN THE MONEY OPTIONS AND WARRANTS
                                        AND WARRANTS AT MARCH 31, 1996                      AT MARCH 31, 1996
                                   --------------------------------------------   ------------------------------------
             NAME                   EXERCISABLE            UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
-------------------------          -------------          --------------          ------------          --------------
George C. Evans                      1,000,000                       -               $290,000                    -
Robert D. Idzi                         152,000                       -                 35,580                    -
Anthony J. Dellavechia                 100,000                       -                 13,000                    -
Joe B. Dorman                           75,000                  25,000                  9,000               $3,000
Andrew L. Tenney                        75,000                  25,000                  9,000                3,000

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


CASHLESS WARRANTS GRANTS.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         In September 1993, the Board of Directors established a compensation committee (the "Compensation Committee"). The Compensation Committee currently consists of the following directors: A. Brean Murray, Richard F. Bonini and James F. Leary. Mr. Leary also serves as an employee of the Company in his capacity as Vice-Chairman of Finance. In addition, during the six-month period ended March 31, 1996, the Company paid Murray, Foster Securities Inc. ("BMFS") $200,000 for services rendered by it related to the success of the joint plan of reorganization. Mr. Murray is the chairman of BMFS. See, "Certain Relationships and Related Transactions."

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

         The Company's executive compensation program consists of two main elements:

              o Annual compensation, which is comprised of base salary and bonus, and
              o Long-term incentives that provide a financial opportunity to executive officers through grants of stock options and warrants. The compensation that may be realized by executives through these incentives is tied directly to the value of the Company's Common Stock in the future.

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

         During August 1995, the Committee, then composed of Messrs. A. Brean Murray, Luther H. Hodges, Jr. and James F. Leary, met informally to discuss Mr. Evans' performance and compensation. In September 1995, the deliberations of the Committee were presented to the Board of Directors, who approved changes to Mr. Evans' compensation. Prior to this approval, Mr. Leary, who had been elected Vice Chairman, resigned from the Compensation Committee.

         The Committee and the Board of Directors considered the following matters: his (i) knowledge of the consumer finance industry; (ii) reputation and acquaintances with other persons in the finance industry; (iii) performance in improving Company operations and employee confidence; (iv) performance in hiring competent and experienced executives which could assist in the "turnaround" of the Company; (v) performance in formulating and implementing plans to convert the Company's debt to equity; (vi) performance in dealing with shareholders and Noteholders who, at the time of his initial employment, were hostile toward the Company's former management; (vii) performance in settling the O'Shea shareholder class action litigation; and (viii) performance in assembling a Board of Directors with experience ad knowledge in the finance industry.

         Based on the foregoing evaluation, the Board of Directors, acting on the recommendation of the Committee, approved an increase in Mr. Evans' salary from $250,000 to $300,000 and a bonus of $250,000. Mr. Evans received the bonus in two payments, the first portion of which, consisting of $65,000, was paid at the end of the fiscal year ended September 1995. The remaining $185,000 was to be paid subsequent to and conditioned upon Confirmation of the Joint Plan. The Board also promised to grant to Mr. Evans the right to receive warrants or options, at his election, to purchase 1,500,000 shares of Common Stock, based on the future performance of the Company and its Common Stock per share price.

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

         The size of the bonus, option and warrant awards to executive officers were based on subjective factors, including primarily the perceived importance of the individual's contribution to the success of the Company and upon the amount of and value of options and warrants currently held by the individual. The Committee also takes into consideration in granting options and warrants to executive officers the relationship of the number of options and warrants held by each of the executive officers to a subjective rating of the degree of responsibility of the position held by each officer compared to that of the other executive officers. While not having a target ownership level of Common Stock by executive officers, the Committee has endeavored to motivate executives by granting options at levels that present executives with an opportunity for significant gains that are commensurate to gains in stockholder value.

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

PERFORMANCE GRAPH

         The following graph presents cumulative shareholder return on the Company's Common Stock for the five-year period ended March 31, 1996. The Company is compared to the S&P 500 Index and the S&P Financial Index. The graph assumes that $100 was invested in the Company's Common Stock and in each index at the beginning of the measurement period.

         The data source for all graphs is Bloomberg data service and National Quotation Bureau.

                COMPARISON OF CUMULATIVE TOTAL RETURN 1993-1996*

                                     GRAPH




*       Assumes the reinvestment of any dividends.

  (1) Due to the sporadic and limited trading of the Company's Common Stock before March 31, 1993, only three years are shown.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF CAPITAL STOCK

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


                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)     PERCENTAGE OF CLASS OUTSTANDING

     NAME OF DIRECTOR OR
     EXECUTIVE OFFICER OR         NUMBER OF
           NAME AND                COMMON           NUMBER OF       NUMBER OF                                    12%
    ADDRESS OF BENEFICIAL          STOCK         9%/7% PREFERRED  12% PREFERRED  COMMON     9%/7% PREFERRED   PREFERRED
    ----------------------         ------                                              -
            OWNER                  SHARES         STOCK SHARES    STOCK SHARES     STOCK         STOCK          STOCK
            -----                  ------         ------------    ------------     -----         -----          -----
   Hall Phoenix/Inwood, Ltd.    7,814,556(2)        2,032,812                     28.7%          11.9%
   750 N. St. Paul, Suite 200
   Dallas, Texas
   75201-3247


   Value Partners, Ltd.         2,150,174           2,667,819                      7.9%          15.6%
   2200 Ross Ave.
   Suite 4660 W
   Dallas, TX  75201

   Greg Muns, M.D.                   -                                20,000        -                                 5%
   1319 Shores Circle
   Rockwall, Texas  75087

   Sam Coker Retirement              -                                20,000        -                                 5%
   Trust
   Rt. 2, Box 50
   Millsap, Texas  76066

   A. Brean Murray                483,558(3)                                      1.7%

   Luther H. Hodges, Jr.          111,000(4)                                        *

   James F. Leary                 102,500(4)                                        *

   William H.T. Bush              100,000(5)                                        *

   Richard F. Bonini              122,862(4)            12,236                      *              *

   George C. Evans              1,000,000(6)                                        3.5
   George C. Evans, as            812,127(7)                                        2.9
     holder of the SBM Trust,
     irrevocable proxy

   Joe B. Dorman                   75,000(8)                                          *

   Robert D. Idzi                 152,000(9)                                          *

   Anthony J. Dellavechia         100,000(10)                                         *

   Andrew L. Tenney               100,000(11)                                         *

   All directors and executive
   officiers as a group
  (9 person)                    3,277,007               12,236                      11.0%          *

   -------------------------

*     Less than 1%

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

(2) Includes (i) warrants to purchase 3,000,000 shares of Common Stock at $2.00 per share on or before November 30, 2000, and (ii) warrants to purchase 676,178 shares of Common Stock at $2.00 per share (increasing $0.25 each year) on or before March 31, 2001.

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

         Mr. A. Brean Murray is a director of the Company and Chairman of Brean Murray, Foster Securities Inc. ("BMFS"). In March 1996, the Company paid a $200,000 cash fee to BMFS for its services related to the success of the Joint Plan. These services included research and advice to the Company regarding the feasibility, terms and marketability of securities issued under the Joint Plan, the advantages and disadvantages of a reverse stock split, the feasibility of the Company's plans to re-focus its receivables purchasing activities, and the potential trading markets and values of the Company's stock following the completion of the Joint Plan. These fees are subject to approval by the Court pursuant to 11 U.S.C. Section 1129(a)(4).

         Pursuant to the Joint Plan, Mr. Frederick S. Hammer will become a member of the Board of Directors. Mr. Hammer is a principal in Inter-Atlantic Securities Corp., which will receive a fee for its services to be rendered in connection with obtaining potential subordinated debt financing for The Company. Inter-Atlantic will receive the following compensation:

       o A marketing fee in the amount of $50,000 after Inter-Atlantic has produced an offering memorandum to be given to potential investors.
       o If subordinated debt financing is obtained, a private placement fee equal to 4.5% of the gross par amount of subordinated debt. One-half of the private placement fee will be paid in cash and one-half in subordinated debt, which will be valued at par and issued on the same terms as provided to the investors.

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

(c)      EXHIBITS

Exhibit Number                              Description
---------------    -------------------------------------------------------------

2.1 Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the April 17, 1996 Form 8-K Current Report).

2.2 Modification to Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.2 to the April 17, 1996 Form 8-K Current Report).

2.3 Order Confirming Third Amended and Supplemented Joint Plan, Pursuant to 11 U.S.C. ss. 1129 (incorporated by reference to Exhibit 2.3 to the April 17, 1996 Form 8-K Current Report).

2.4 Chapter 11 Post-Confirmation Order (incorporated by reference to Exhibit 2.4 to the April 17, 1996 Form 8-K Current Report).

2.5 Order Regarding Entry Date of Order Confirming Third Amended and Supplemented Joint Plan Pursuant to 11 U.S.C. ss. 1129 (incorporated by reference to Exhibit 2.5 to the April 17, 1996 Form 8-K Current
                   Report).

2.6 Order Granting Second Motion for Technical, Non-Material Modification to the Third Amended and Supplemented Joint Plan of Reorganization (incorporated by reference to Exhibit 2.6 to the April 17, 1996 Form 8-K Current Report).

3.1                Certificate of Incorporation, as amended to date.

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

Exhibit Number                          Description
--------------      ------------------------------------------------------------
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

10.6 Convertible Promissory Note dated November 30, 1995 from Search Capital Group, Inc. and Search Funding Corp. payable to the order of Hall Financial Group, Inc. in the principal amount of $1,284,487.28 (incorporated herein by reference from Exhibit 99.2 to the 11/95 8-K).

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

10.15               First Amendment to the Funding Agreement dated December 31,
                    1995

10.16               Second Amendment to the Funding Agreement dated March 25,
                    1996

10.17               Third Amendment to the Funding Agreement dated April 1,
                    1996.


10.18 Letter Agreement between Search and Alex. Brown & Sons, Inc. dated May 24, 1995 (incorporated by reference from
                    Exhibit 10.20 to Search Capital Group, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995).

10.19 Employment Letter Agreement between George C. Evans and Search date January 20, 1995 (incorporated by reference from Exhibit 10.21 to Search Capital Group, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit Number                          Description
--------------    --------------------------------------------------------------
10.20             Amendment to Employment Agreement of George C. Evans dated
                  May 10, 1995 (incorporated by reference from Exhibit 10.22 to
                  Search Capital Group, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995).

10.21             Employment Agreement between Search and James F. Leary dated
                  May 1, 1996.

11.1              Computation of per share earnings (loss)

22.1 List of Subsidiaries (incorporated by reference from Search Capital Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 31, 1994).

23.1              Consent of BDO Seidman, LLP

27.1              Financial data schedule

28.1 Letter agreement between the Company and Inter-Atlantic Securities dated May 13, 1996.




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

                                     SEARCH CAPITAL GROUP, INC.



                                     By:  /s/ George C. Evans
                                        ----------------------------------------
                                        George C. Evans, President and Chief
                                        Executive Officer

Date:             May 29, 1997

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


SIGNATURE                               TITLE                                            DATE
---------                               -----                                            ----


/s/ George C. Evans
-----------------------------                                                         May 29, 1997
George C. Evans                  Chairman of the Board, Chief Executive
                                 Officer, Chief Operating Officer and Director


/s/ Robert D. Idzi
------------------------------                                                        May 29, 1997
Robert D. Idzi                   Executive Vice President, Chief Financial
                                 Officer and Treasurer


/s/ Andrew D. Plagens
------------------------------                                                        May 29, 1997
Andrew D. Plagens                Senior Vice President, Controller and
                                 Chief Accounting Officer


/s/ A. Brean Murray
------------------------------                                                        May 8, 1997
A. Brean Murray                         Director


/s/ Richard F. Bonini
------------------------------                                                        May 29, 1997
Richard F. Bonini                       Director


/s/ Luther H. Hodges
------------------------------                                                        May 29, 1997
Luther H. Hodges                        Director


/s/ James F. Leary
------------------------------                                                        May 29, 1997
James F. Leary                          Vice Chairman of Finance and Director


/s/ William H. T. Bush
-------------------------------                                                       May 29, 1997
William H. T. Bush                      Director

SIGNATURE                               TITLE                                            DATE
---------                               -----                                            ----


-------------------------------                                                  ----------------------------
Frederick S. Hammer                     Director

/s/ DOUG POWELL
-------------------------------                                                        May 8, 1997
Doug Powell                             Director

/s/ BARRY W. RIDINGS
-------------------------------                                                        May 29, 1997
Barry W. Ridings                        Director



                                 EXHIBIT INDEX


     Exhibit
     Number                           Description
     --------    -------------------------------------------------------------
      11.1       Computation of per share earnings (loss)

      23.1       Consent of BDO Seidman, LLP

      27.1       Financial data for the transition period ended March 31, 1996