Form 10-Q/A
period 1996-06-30
SEARCH FINANCIAL SERVICES INC
filed 1997-06-06
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended:                       Commission File Number:
          June 30, 1996                                    0-9539
-----------------------------------            ---------------------------------

                  S E A R C H  C A P I T A L  G R O U P,  I N C .
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                  41-1356819
-----------------------------------------   ------------------------------------
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

                             Yes [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
                Class                                   at August 9, 1996
--------------------------------------          --------------------------------
   Common Stock, $.01 par value                            28,634,870

                           SEARCH CAPITAL GROUP, INC.
                               FORM 10-Q/A INDEX


PART I          FINANCIAL INFORMATION                                        PAGE
------                                                                       ----
Item 1.         Consolidated Financial Statements...............................3

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................10

PART II         OTHER INFORMATION..............................................17
-------

Item 1.         Legal Proceedings..............................................17

Item 6.         Exhibits and Reports on Form 8-K...............................17

SIGNATURES      ...............................................................18

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q/A Amendment No. 1 for quarter ended June 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Transition Report for the six months ended March 31, 1996 and in other Company documents filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          Consolidated Balance Sheets


                                                       June 30,               March 31,
                                                         1996                   1996
ASSETS                                                Unaudited       Historical   Pro forma (Note 3)
------                                               ------------    ------------  ------------------
Gross contracts receivable (Note 2)                  $ 30,344,000    $ 37,086,000    $ 37,086,000

Unearned interest                                      (5,621,000)     (6,435,000)     (6,435,000)
                                                     ------------    ------------    ------------
Net contracts receivable                               24,723,000      30,651,000      30,651,000
Allowance for credit losses                           (10,506,000)    (13,353,000)    (13,353,000)
Loan origination costs                                  3,927,000       3,984,000       3,984,000
Amortization of loan origination costs                 (3,653,000)     (3,578,000)     (3,578,000)
                                                     ------------    ------------    ------------
    Net contract receivables - after allowance for
      credit losses & other costs                      14,491,000      17,704,000      17,704,000
                                                     ------------    ------------    ------------
Cash and cash equivalents                              20,871,000      17,817,000      21,582,000
Vehicles held for resale                                  356,000         566,000         566,000
Property and equipment, net                               988,000       1,062,000       1,062,000
Other assets, net                                         210,000         197,000         197,000
                                                     ------------    ------------    ------------

    Total assets                                     $ 36,916,000    $ 37,346,000    $ 41,111,000
                                                     ============    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Lines of credit                                      $         --    $  2,283,000    $         --
Accrued settlements                                       500,000         688,000         688,000
Dividends payable                                       1,610,000         268,000         268,000
Accounts payable and other liabilities                  2,477,000       7,088,000       7,088,000
Accrued interest                                               --          15,000              --
Redeemable warrants                                       616,000         593,000         673,000
                                                     ------------    ------------    ------------
    Total Liabilities                                   5,203,000      10,935,000       8,717,000
                                                     ------------    ------------    ------------

    Stock repurchase commitment (Note 4)                2,078,000       2,078,000       2,078,000

Stockholders' Equity
--------------------
Convertible preferred stock                               174,000         154,000         174,000
Common stock                                              293,000         248,000         289,000
Additional paid-in capital                             83,872,000      79,124,000      85,046,000
Accumulated deficit                                   (53,554,000)    (54,043,000)    (54,043,000)
Treasury stock                                         (1,150,000)     (1,150,000)     (1,150,000)
                                                     ------------    ------------    ------------

    Total stockholders' equity                         29,635,000      24,333,000      30,316,000
                                                     ------------    ------------    ------------

    Total liabilities and stockholders' equity       $ 36,916,000    $ 37,346,000    $ 41,111,000
                                                     ============    ============    ============


          See accompanying notes to consolidated financial statements.

               Condensed Consolidated Statements of Operations

                                 (Unaudited)


                                                                Three Months Ended June   Three Months Ended June
                                                                       30, 1996                   30, 1995
                                                                -----------------------   -----------------------
Interest revenue                                                     $  1,659,000                $ 4,169,000
Interest expense                                                           22,000                  2,955,000
                                                                     ------------                -----------
Net interest income                                                     1,637,000                  1,214,000

Recovery of (provision for) credit losses                               1,382,000                   (424,000)
                                                                     ------------                -----------

Net interest income after recoveries of (provisions
for) credit losses                                                      3,019,000                    790,000
                                                                     ------------                -----------

General and administrative expense                                      2,528,000                  3,852,000
                                                                     ------------                -----------

Net income (loss) before dividends                                        491,000                 (3,062,000)
                                                                     ------------                -----------

Preferred stock dividends                                              (1,404,000)                   (60,000)
                                                                     ============                ===========
Net loss attributable to common stockholders                         $   (913,000)               $(3,122,000)
                                                                     ============                ===========

Net loss per share attributable to common stockholders               $       (.03)               $      (.35)
                                                                     ============                ===========

Weighted average number of common shares outstanding                   26,628,000                  8,858,000
                                                                     ============                ===========

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                    THREE MONTHS          THREE MONTHS
                                                                        ENDED                 ENDED
                                                                    JUNE 30, 1996         JUNE 30, 1995
                                                                    -------------         ------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $    491,000          ($3,062,000)
   Adjustments  to reconcile  net income (loss) to cash used
     in operations:
     Provision for (recovery) of credit losses (Note 2)                  (496,000)             424,000
     Accretion of warrant debt                                             22,000                   --
     Amortization of deferred offering costs                                   --              681,000
     Amortization of loan origination costs                               142,000              216,000
     Depreciation                                                         134,000               97,000
   Changes in assets and liabilities:
     Decreases (increases) in other assets                                336,000             (440,000)
     Increases (decreases) in accounts payable                         (5,149,000)             722,000
     Write off of fixed assets                                                 --              141,000
                                                                     ------------          -----------
Cash used in operations                                                (4,520,000)          (1,221,000)
                                                                     ------------          -----------

INVESTING ACTIVITIES:
     Purchase of contracts receivable                                  (2,745,000)          (6,652,000)
     Principal payments on contracts receivables                        5,249,000            7,677,000
     Proceeds from sales of vehicles                                    1,273,000            2,595,000
     Purchase of property and equipment                                   (61,000)            (366,000)
     Decrease in restricted cash                                               --            6,413,000
                                                                     ------------          -----------
Cash provided by investing activities                                   3,716,000            9,667,000
                                                                     ------------          -----------

FINANCING ACTIVITIES:
     Repayments under line of credit                                     (173,000)            (703,000)
     Notes payable repayments                                                  --           (1,615,000)
     Capital lease principal payments                                     (15,000)             (14,000)
     Net proceeds from debt conversion and sale of stock
                                                                        4,106,000                   --
     Purchase of treasury stock                                                --           (1,125,000)
     Payment of dividends on preferred stock                              (60,000)             (60,000)
                                                                     ------------          -----------
Cash provided by (used in) financing activities                         3,858,000           (3,517,000)
                                                                     ------------          -----------

CHANGE IN CASH AND CASH EQUIVALENTS:
     Change in cash and cash equivalents                                3,054,000            4,929,000
     Cash and cash equivalents - beginning                             17,817,000            1,633,000
                                                                     ------------          -----------
     Cash and cash equivalents - ending                              $ 20,871,000          $ 6,562,000
                                                                     ============          ===========

------------------------------------------------------------------------------------------------------

Supplemental Information:
           Cash Paid for Interest                                    $     16,000          $ 2,461,000
                                                                     ============          ===========

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

2.       CONTRACT RECEIVABLES, ALLOWANCE FOR CREDIT LOSSES AND INTEREST INCOME

         The Company records receivable purchases at cost. Contractual finance charges are recorded as unearned interest and amortized to interest income using the interest method. As discussed below, amortization of interest income ceases upon impairment. An initial allowance for credit losses is recorded at the acquisition of a receivable equal to the difference between the amount financed and the acquisition cost, which is what the Company estimates to be fair value. An additional allowance may be recorded at acquisition if it is determined that the discount recorded as allowance is not adequate to cover expected losses.

         In accordance with SFAS No. 114, receivables are analyzed on a loan-by-loan basis. The Company evaluates the impairment of receivables generally based on the receivables' contractual delinquency. The Company considers receivables that are contractually delinquent 60 days or more or with respect to which the underlying collateral has been repossessed to be impaired. When the receivable is considered impaired, interest income ceases to be recognized. Once impaired, the Company looks to the underlying collateral for repayment of the receivable. Therefore, at impairment, the Company writes down the receivable to its estimated net realizable value, which is the fair value of the underlying collateral if it has been repossessed or the estimated recoverable cash flow if no repossession has occurred. If the measured amount of the impaired receivable is less than the Company's net recorded investment in the receivable, the Company recognizes a charge to provision for credit losses in the amount of the deficiency and increases the allowance for credit losses by a corresponding amount. The provision for credit losses is adjusted for any differences between the final net proceeds from resale of the underlying collateral and the estimated net realizable value. Generally, the Company charges off a receivable against the allowance for credit losses at 180 days contractual delinquency, if no significant payments have been received in the last six months, or, if earlier, after receipt of the sale proceeds from liquidation of the collateral securing the receivable. Subsequent proceeds received on a previously charged-off receivable are recorded as a recovery to the allowance for credit losses. Any excess of cost paid ("premium") for net receivables acquired is recorded as an asset and amortized over the life of the related loans acquired as an adjustment to yield using the interest method.

         The following tables set forth certain information related to the delinquency of the Company's contract receivables as of June 30, 1996 and March 31, 1996.

                                                        AS OF JUNE 30, 1996
                               ------------------------------------------------------------------------
                                               % OF
                                NUMBER OF      TOTAL        TOTAL
         CONTRACTUAL             ACTIVE        ACTIVE       UNPAID          UNEARNED            NET
         DELINQUENCY           CONTRACTS (1)  CONTRACTS   INSTALLMENTS      INTEREST        RECEIVABLES
         -----------           --------------  ---------  ------------     ----------      ------------
Current to 60 days past due        6,524         96%      $29,111,000      $5,392,000      $23,719,000
61-over days past due                258          4%        1,233,000         229,000        1,004,000
                                   -----        ---       -----------      ----------
                   Total           6,782        100%      $30,344,000      $5,621,000       24,723,000
                                   =====        ===       ===========      ==========      ===========

Allowance for credit losses                                                                (10,506,000)
                                                                                           -----------
Receivables, net of allowance for credit losses                                            $14,217,000
                                                                                           ===========

Allowance for credit losses as a percent of net receivables                                       42.5%
                                                                                           ===========


                                                     AS OF MARCH 31, 1996
                               ------------------------------------------------------------------------
                                               % OF
                                NUMBER OF      TOTAL        TOTAL
         CONTRACTUAL             ACTIVE        ACTIVE       UNPAID          UNEARNED            NET
         DELINQUENCY           CONTRACTS (1)  CONTRACTS   INSTALLMENTS      INTEREST        RECEIVABLES
         -----------           --------------  ---------  ------------     ----------      ------------
Current to 60 days past due        7,575         95%      $34,995,000      $6,055,000      $28,940,000
61-over days past due                421          5%        2,091,000         380,000        1,711,000
                                   -----        ---       -----------      ----------      -----------
                   Total           7,996        100%      $37,086,000      $6,435,000       30,651,000
                                   =====        ===       ===========      ==========
Allowance for credit losses                                                                (13,353,000)
                                                                                           ===========
Receivables, net of allowance for credit losses                                            $17,298,000
                                                                                           ===========

Allowance for credit losses as a percent of net receivables                                       43.6%
                                                                                           ===========

(1) Excludes 237 and 333 accounts which were reclassified to vehicles held for resale as of June 30, 1996 and March 31, 1996, respectively.

         The following tables set forth certain information related to the contractual maturities of the Company's contract receivables as of June 30, 1996 and March 31, 1996.

                                                                       AS OF JUNE 30, 1996
                                                ---------------------------------------------------------------
                                                                    12 MONTHS ENDING JUNE 30,
                                                                                     1999 AND
                                                     1997              1998           BEYOND           TOTAL
                                                -------------       ----------      ----------      -----------
Future payments receivable                      $  21,334,000       $7,362,000      $1,648,000      $30,344,000
Less unearned interest                              4,421,000        1,112,000          88,000        5,621,000
                                                -------------       ----------      ----------      -----------
Net contractual maturities                      $  16,913,000       $6,250,000      $1,560,000      $24,723,000
                                                =============       ==========      ==========      ===========

Unearned as a percent of gross receivables                                                                 18.5%
                                                                                                    ===========
Weighted Average APR                                                                                       23.6%
                                                                                                    ===========
Weighted Average Original Term in Months                                                                   33.8
                                                                                                    ===========
Weighted Average Remaining Term in Months                                                                  21.2
                                                                                                    ===========

                                                   AS OF MARCH 31, 1996
                                -------------------------------------------------------------
                                                 12 MONTHS ENDING MARCH 31,
                                                                   1999 AND
                                   1997             1998            BEYOND           TOTAL
                                -----------      -----------      ----------      -----------

Future payments receivable      $23,445,000      $11,507,000      $2,134,000      $37,086,000
Less unearned interest            4,886,000        1,450,000          99,000        6,435,000
                                -----------      -----------      ----------      -----------
Net contractual maturities      $18,559,000      $10,057,000      $2,035,000      $30,651,000
                                ===========      ===========      ==========      ===========

         In the opinion of management, a portion of the receivables at June 30, 1996 will be repaid or extended either before or past the contractual maturity date. In addition, some of those receivables will be charged off before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

Unearned as a percent of gross receivables        17.4%
                                                  ====
Weighted Average APR                              23.9%
                                                  ====
Weighted Average Original Term in Months          32.4
                                                  ====
Weighted Average Remaining Term in Months         19.1
                                                  ====

         The following table shows the changes in the Company's allowance for loan losses for the three months ending June 30, 1996 and June 30, 1995.

                                                            THREE MONTHS ENDING
                                                               June 30, 1996
                                                               -------------
Balance at beginning of period                                 $ 13,353,000
Allowance recorded on acquisition of receivables                    307,000
Increase in allowance for loan losses                                    --
Proceeds received on previously charged-off accounts                886,000
Reduction in allowance for credit losses                         (1,382,000)
Receivables charged off against allowance                        (2,658,000)
                                                               ------------
Balance at end of period                                       $ 10,506,000
                                                               ------------
Net credit losses as a percent of average net receivables                 9%
                                                               ============

         The Company's receivables are generally installment receivables having a fixed annual percentage rate ("APR"). These receivables are predominantly secured by motor vehicles. The obligors of the Company's receivables are domestically-based at the time the receivables are originated or purchased by the Company from a dealer, and the Company has no material amount of foreign receivables.

         Receivables will become nonaccrual status due to their contractual delinquency exceeding 60 days or due to repossession of underlying collateral. The Company also considers certain delinquent receivables that are in the contractual status of less than 60 days past due to be potential problem receivables. Uncertainty as to overall economic conditions, regional considerations, and current trends in portfolio growth cause the Company to review these receivables for potential problems.

         The Company considers Texas and Tennessee to be states with receivable concentrations, because receivables with obligors in each of these states exceed 10% of total outstanding receivables. Most of the Company's receivables are due from individuals located in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all motor vehicle receivables until such receivables are paid in full.

         The allowance for credit losses contained a reduction of the provision for loan losses from prior estimates for the quarters ended June 30, 1996 as follows (in thousands).


                                                       June 30, 1996
                                                       -------------
Provision for loan losses                                 $    --

Reduction in allowance                                     (1,382)
                                                          -------
Net effect on statement of operations                      (1,382)
Less proceeds received on previously charged-off
    accounts                                                  886
                                                          -------
Non cash (reduction) of credit loss provision             $  (496)
                                                          =======


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

4.       STOCK CANCELLATION AND STOCK REPURCHASE AGREEMENT

         In May 1995, Search purchased from one of its directors 500,000 shares of Search's common stock for $2.25 per share, market value on that date. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring in May 1997 to vote 812,120 shares of common stock held by a trust formed by the former director. These shares held by the trust and an additional 111,216 shares held by an individual retirement account of the former director were subject to a "put" to the Company in May 1997 for $2.25 per share, the market value at the date of the agreement. These shares are shown on the balance sheet outside of permanent equity at the redemption price. If these redeemable shares were excluded from net loss per share, the three months ended June 30, 1997 loss per share would have been $(04).

5.       REDEEMABLE WARRANTS

         Search is authorized to issue Warrants to purchase up to 10,000,000 shares of common stock pursuant to a warrant agreement dated as of March 22, 1996, as amended. Warrants to purchase 5,000,000 shares are to be issued to noteholders and other unsecured claim holders under the Joint Plan.

         The exercise price per share of the Warrants is $2.25 and increases by $.25 on March 15 of each successive year through 2000. The Warrants will expire on March 14, 2001, at which time Search must redeem all unexercised Warrants at a redemption price of $.25 per share. Because the Warrants must be redeemed if not exercised, they have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,250,000 will be made over the term of five years using the interest method.

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

         Interest expense decreased from $2,955,000 to $22,000 for the three months ended June 30, 1996 compared to the same three-month period ended June 30, 1995. The decrease in interest expense is a result of confirmation and effectiveness of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Additionally, as a result of the plan's effectiveness, the Company paid the balance owing on its outstanding lines of credit. The accretion to the redemption value for the Warrants issued in connection with the Plan of Reorganization is recorded as interest expense.

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

          The Company also has completed a transaction on August 6, 1996 with Dealers Alliance Credit Corporation in Atlanta, Georgia to acquire its assets and assume liabilities. The transaction requires the Company to assume approximately $17,500,000 in bank debt under a newly restructured line of credit and acquire assets of approximately $23,000,000. The Company gave, in exchange for the net assets, a combination of common stock, 9%/7% preferred stock, and warrants to purchase common stock. This transaction will be accounted for under the purchase method of accounting.

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

Receivable Concentrations

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

Changes in Asset Quality

         The Company believes that it is upgrading its credit quality through higher underwriting and collateral standards compared to prior periods. No assurance can be given at this time as to whether these new standards will improve the Company's credit loss experience.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number                         Description
--------------    -----------------------------------------------------------

    10.1 Asset Purchase Agreement among U.S. Lending Corporation, as Debtor-In-Possession and Search Capital Group, Inc. and Search Funding III, Inc., dated July 17, 1996

    27.0          Financial Data Schedule

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

                           SEARCH CAPITAL GROUP, INC.

SIGNATURE                   TITLE                               DATE
---------                   -----                               ----


/s/ GEORGE C. EVANS                                             June 6, 1997
----------------------                                          ------------
George C. Evans             Chairman of the Board, Chief
                            Executive Officer and Director


/s/ ROBERT D. IDZI                                              June 6, 1997
----------------------                                          ------------
Robert D. Idzi              Senior Executive Vice President,
                            Chief Financial Officer and
                            Treasurer


/s/ ANDREW D. PLAGENS                                           June 6, 1997
----------------------                                          ------------
Andrew D. Plagens           Senior Vice President, Controller
                            and Chief Accounting Officer

                               INDEX TO EXHIBITS

   Exhibit                          Description
   Number
   -------        -----------------------------------------------------------

    27.0          Financial Data Schedule