Form 10-Q/A
period 1996-09-30
SEARCH FINANCIAL SERVICES INC
filed 1997-06-06
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                           Commission File Number:
September 30, 1996                                      0-9539
----------------------                           -----------------------

               S E A R C H  C A P I T A L  G R O U P,  I N C .
             ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                     41-1356819
-------------------------------              --------------------------------
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

                                Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of Shares Outstanding
          Class                                   at November 11, 1996
----------------------------                 -----------------------------
Common Stock, $.01 par value                           28,634,870

                           SEARCH CAPITAL GROUP, INC.
                               FORM 10-Q/A INDEX

PART I   FINANCIAL INFORMATION                                         PAGE
------                                                                 ----

Item 1.  Consolidated Financial Statements ............................. 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................14

PART II  OTHER INFORMATION..............................................24

Item 1.  Legal Proceedings..............................................24

Item 2.  Changes in Securities..........................................24

Item 3.  Default Upon Senior Securities.................................24

Item 4.  Submission of Matters to a Vote of Security Holders............24

Item 5.  Other Information..............................................24

Item 6.  Exhibits and Reports on Form 8-K...............................26

SIGNATURES..............................................................27

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q/A Amendment No. 1 for quarter ended September 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Transition Report for the six months ended March 31, 1996 and in other Company documents filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                            SEPTEMBER 30,              MARCH 31,
                                               1996                      1996
                                            -------------    --------------------------------
                                              UNAUDITED       HISTORICAL   PRO FORMA (NOTE 3)
                                            -------------    --------------------------------
ASSETS
Gross contract receivables (Note 2)          $ 62,223,000    $ 37,086,000    $ 37,086,000
Unearned interest                             (13,327,000)     (6,435,000)     (6,435,000)
Net contracts receivable                       48,896,000      30,651,000      30,651,000
                                             ------------    ------------    ------------
Allowance for credit losses                   (13,319,000)    (13,353,000)    (13,353,000)
Net, loan origination costs                     1,130,000         406,000         406,000
                                             ------------    ------------    ------------
Net contract receivables - after
  allowance for credit losses & other
   costs                                       36,707,000      17,704,000      17,704,000
                                             ------------    ------------    ------------

ash and cash equivalents                       13,028,000      17,817,000      21,582,000
Vehicles held for resale                          362,000         566,000         566,000
Deferred offering cost, net                        76,000              --              --
Property and equipment, net                     1,263,000       1,062,000       1,062,000
Intangibles, net (Note 4)                       6,465,000              --              --
Other assets,                                     467,000         197,000         197,000
                                             ------------    ------------    ------------
  Total assets                               $ 58,368,000    $ 37,346,000    $ 41,111,000
                                             ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Lines of credit (Note 4)                     $ 19,740,000    $  2,283,000    $         --
Accrued settlements                               500,000         688,000         688,000
Dividends payable                               1,532,000              --              --
Accounts payable and other liabilities          1,463,000       7,356,000       7,356,000
Redeemable warrants                               817,000         593,000         673,000
                                             ------------    ------------    ------------

   Total liabilities                           24,052,000      10,935,000       8,044,000
                                             ------------    ------------    ------------
   Stock repurchase commitment (Note 7)         2,078,000       2,078,000       2,078,000
                                             ------------    ------------    ------------

Stockholders' Equity
Convertible preferred stock                       199,000         154,000         174,000
Common stock                                      306,000         248,000         289,000
Additional paid-in capital                     87,070,000      79,124,000      85,046,000
Accumulated deficit                           (53,088,000)    (54,043,000)    (54,043,000)
Treasury stock                                 (1,150,000)     (1,150,000)     (1,150,000)
                                             ------------    ------------    ------------
   Total stockholders' equity                  33,337,000      24,333,000      30,316,000
                                             ------------    ------------    ------------
   Notes receivable - stockholders (Note 10)   (1,099,000)             --              --
                                             ------------    ------------    ------------
                                             $ 32,238,000

Total liabilities and stockholders' equity   $ 58,368,000    $ 37,346,000    $ 41,111,000
                                             ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                             SIX MONTHS ENDED    SIX MONTHS ENDED
                                                            SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                                            ------------------  ------------------
Interest revenue                                              $  3,898,000        $  4,778,000
Interest expense                                                   338,000           4,768,000
                                                              ------------        ------------
Net interest income                                              3,560,000              10,000

Recovery of prior credit losses (Note 2)                         3,438,000           2,209,000
                                                              ------------        ------------
Net interest income after recoveries of prior credit losses      6,998,000           2,219,000
                                                              ------------        ------------

General and administrative expense                               6,043,000           8,660,000
Settlement                                                              --           2,837,000
Reorganization                                                          --             315,000
                                                              ------------        ------------
Operating and other expense                                      6,043,000          11,812,000
                                                              ------------        ------------

Net income (loss) before dividends                                 955,000          (9,593,000)
Preferred stock dividends                                        2,946,000             120,000
                                                              ------------        ------------

Net loss to common stockholders                               $ (1,991,000)       $ (9,713,000)
                                                              ------------        ------------
Primary net loss per share attributable to common
stockholders                                                  $       (.07)       $      (1.11)
                                                              ============        ============

Weighted average common shares outstanding                      27,214,000           8,764,000
                                                              ============        ============


                                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                             ------------------   ------------------
Interest revenue                                             $  2,239,000          $    609,000
Interest expense                                                  316,000             1,813,000
                                                             ------------          ------------
Net interest income                                             1,923,000            (1,204,000)

Recovery of (provision for) credit losses                       2,056,000             2,633,000
                                                             ------------          ------------
Net interest income after recoveries of (provisions for)        3,979,000             1,429,000
credit losses
                                                             ------------          ------------

General and administrative expense                              3,515,000             4,808,000
Settlement                                                             --             2,837,000
Reorganization                                                         --               315,000
                                                             ------------          ------------
Operating and other expense                                     3,515,000             7,960,000
                                                             ------------          ------------

Net income (loss) before dividends                                464,000            (6,531,000)
Preferred stock dividends                                       1,542,000                60,000
                                                             ------------          ------------

Net loss to common stockholders                              $ (1,078,000)         $ (6,591,000)
                                                             ------------          ------------

Primary loss per share attributable to common stockholders   $       (.04)         $       (.76)
                                                             ============          ============

Weighted average number of common shares outstanding           26,628,000             8,671,000
                                                             ============          ============

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        SIX MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                       ------------------      ------------------
OPERATING ACTIVITIES:
Net income (loss)                                         $    955,000            $ (9,593,000)
   Adjustments to reconcile net income (loss) to
    cash used in operations:
    Provision for recovery of credit losses (Note 2)        (1,691,000)             (2,209,000)
    Accretion of warrant debt                                   50,000
    Amortization of deferred offering costs                      6,000               1,391,000
    Amortization of loan origination costs                     251,000                 615,000
    Depreciation                                               281,000                 253,000
   Changes in assets and liabilities:
    Decreases (increases) in other assets                      (36,000)                (63,000)
    Increases (decreases) in accounts payable               (5,377,000)              3,739,000
                                                          ------------            ------------
Cash used in operations                                     (5,324,000)             (5,867,000)
                                                          ------------            ------------

INVESTING ACTIVITIES:
    Purchase of contracts receivable                       (14,488,000)            (14,160,000)
    Increase in loan origination costs                        (975,000)
    Principal payments on contracts receivables
     including proceeds from sales of vehicles              12,936,000              25,092,000
    Purchase of property and equipment                        (261,000)               (354,000)
    Decrease in restricted cash                                     --              (1,692,000)
                                                          ------------            ------------
Cash provided by investing activities                       (2,788,000)             10,578,000
                                                          ------------            ------------

FINANCING ACTIVITIES:
    Borrowings under line of credit                          3,952,000
    Repayments under lines of credit                        (2,228,000)             (1,217,000)
    Notes payable repayments                                        --              (1,690,000)
    Deferred offering costs                                    (82,000)                     --
    Capital lease principal payments                           (30,000)                (58,000)
    Net proceeds from debt to equity transaction (Note 3)    4,490,000                      --
    Loans for stock purchases                               (1,099,000)                     --
    Purchase of treasury stock                                      --              (1,125,000)
    Payment of dividends on preferred stock                 (1,680,000)               (120,000)
                                                          ------------            ------------
Cash provided by (used in) financing activities              3,323,000              (4,210,000)
                                                          ------------            ------------

CHANGE IN CASH AND CASH EQUIVALENTS:

    Change in cash and cash equivalents                     (4,789,000)                501,000
    Cash and cash equivalents - beginning                   17,817,000               1,633,000
                                                          ------------            ------------
    Cash and cash equivalents - ending                    $ 13,028,000            $  2,134,000
                                                          ============            ============
-------------------------------------------------------------------------------------------------
Supplemental Information:
    Cash Paid for Interest                                $     60,000            $  3,725,000
                                                          ============            ============

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

                                                                             AS OF SEPTEMBER 30, 1996
                                                  -----------------------------------------------------------------------
                                                                   % OF
                                                     NUMBER OF     TOTAL         TOTAL
         CONTRACTUAL                                  ACTIVE       ACTIVE        UNPAID         UNEARNED         NET
         DELINQUENCY                               CONTRACTS(1)   CONTRACTS    INSTALLMENTS     INTEREST     RECEIVABLES
----------------------------                      -------------   ----------   ------------   ------------   ------------
Current to 60 days past due                           9,873          93%       $ 57,765,000   $ 12,594,000   $ 45,171,000
61-over days past due                                   769           7%          4,458,000        733,000      3,725,000
                                                      -----         ---        ------------   ------------   ------------
Total                                                10,642         100%       $ 62,223,000   $ 13,327,000     48,896,000
                                                     ======         ===        ============   ============   ============
Allowance for credit losses                                                                                   (13,319,000)
                                                                                                             ------------
Receivables, net of allowance for credit losses                                                              $ 35,577,000
                                                                                                             ============

                              -------------------------------------------------------------------------
                                                             AS OF MARCH 31, 1996
                              -------------------------------------------------------------------------
                                                 % OF
                               NUMBER OF         TOTAL           TOTAL
CONTRACTUAL                     ACTIVE          ACTIVE           UNPAID        UNEARNED         NET
DELINQUENCY                   CONTRACTS(1)     CONTRACTS      INSTALLMENTS     INTEREST      RECEIVABLES
-----------                   -------------   ------------    ------------   ------------   ------------
Current to 60 days past due       7,575           93%         $ 34,995,000   $  6,055,000   $ 28,940,000
61-over days past due               421            7%            2,091,000        380,000      1,711,000
                                  -----          ---          ------------   ------------   ------------
Total                             7,996          100%         $ 37,086,000   $  6,435,000     30,651,000
                                  =====          ===          ============   ============
Allowance for credit losses                                                                  (13,353,000)
                                                                                            ------------
Receivables, net of allowance for credit losses                                             $ 17,298,000
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

                                                            SIX MONTHS ENDING
                                                            SEPTEMBER 30, 1996
                                                            ------------------
Balance at beginning of period                                 $ 13,353,000
Allowance recorded on acquisition of receivables                  5,869,000
Increase in allowance for loan losses                                    --
Proceeds received on previously charged off accounts              1,747,000
Reduction in allowance for credit losses                         (3,438,000)
Receivables charged off against allowance                        (3,988,000)
                                                               ------------
Balance at end of period                                       $ 13,319,000
                                                               ------------
Net credit losses as a percent of average net receivables                16%
                                                               ============

         The allowance for credit losses contained a reduction of the provision for loan losses from prior estimates for the quarter ended September 30, 1996 as Follows (in thousands).

                                                               September 30, 1996
                                                               ------------------
Provision for loan losses                                            $    --
Reduction in allowance                                                (3,438)
                                                                     -------
Net effect on statement of operations                                 (3,438)
Less proceeds received on previously charged-off accounts              1,747
                                                                     -------
Non cash (reduction) of credit loss provision                        $(1,691)
                                                                     =======

         The Company's receivables are generally installment receivables having a fixed annual percentage rate ("APR"). These receivables are predominantly secured by motor vehicles, although during the fiscal year ending March 31, 1997, the Company expects to commence making and acquiring non-auto consumer loans that may be secured or unsecured. The obligors of the Company's receivables are domestically-based at the time the receivables are originated or purchased by the Company from a dealer, and the Company has no material amount of foreign receivables.

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

                                           AS OF SEPTEMBER 30, 1996
                             -----------------------------------------------------
                                          12 MONTHS ENDING SEPTEMBER 30,
                                                          1999 AND
                                1997          1998         BEYOND          TOTAL
                             -----------   -----------   -----------   -----------
Future payments receivable   $32,343,000   $18,947,000   $10,377,000   $62,223,000

Less unearned interest         8,900,000     3,876,000       551,000    13,327,000
                             -----------   -----------   -----------   -----------

Net contractual maturities   $23,999,000   $15,071,000   $ 9,826,000   $48,896,000
                             ===========   ===========   ===========   ===========


                                            AS OF MARCH 31, 1996
                             -----------------------------------------------------
                                         12 MONTHS ENDING MARCH 31,
                                                           1999 AND
                                1997          1998          BEYOND        TOTAL
                             -----------   -----------   -----------   -----------
Future payments receivable   $23,445,000   $11,507,000   $ 2,134,000    37,086,000
Less unearned interest         4,886,000     1,450,000        99,000     6,435,000
                             -----------   -----------   -----------   -----------
Net contractual maturities   $18,559,000   $10,057,000   $ 2,035,000   $30,651,000
                             ===========   ===========   ===========   ===========


         In the opinion of management, a portion of the receivables at September 30, 1996 and March 31, 1996 will be repaid or extended either before or past the contractual maturity date. In addition, some of those receivables will be charged off before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

GENERAL CONTRACT CHARACTERISTICS

         The following sets forth certain general information related to the contract receivables of the Company as of September 30, 1996 and March 31, 1996.

                                                             AS OF               AS OF
                                                         SEPTEMBER 30, 1996   MARCH 31, 1996
                                                         ------------------   --------------
Unearned as a percent of gross receivables                     20.79%                17.35%
                                                           =========             =========
Allowance for loan losses as percent of  net receivables       27.37%                43.56%
                                                           =========             =========
Average Original Loan Amount                               $   7,433             $   6,997
                                                           =========             =========
Average Net Receivable Remaining Balance                   $   4,610             $   3,833
                                                           =========             =========
Weighted Average APR                                           20.71%                23.81%
                                                           =========             =========
Weighted Average Original Term in Months                       36.94                 32.42
                                                           =========             =========
Weighted Average Remaining Term in Months                      26.68                 19.09
                                                           =========             =========


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

4.       ACQUISITION OF DEALERS ALLIANCE CREDIT CORPORATION

         On August 2, 1996, Search Funding IV, Inc. ("SFIV"), a wholly-owned subsidiary of Search, acquired all of the assets and assumed certain liabilities of Dealers Alliance Credit Corp. ("DACC"). DACC conducted purchasing and servicing of used motor vehicle receivables in Atlanta, Georgia. DACC had purchased loans from over 1,000 new and used car dealers, primarily in Georgia, Texas, Tennessee and Florida. The Company has been using the DACC facilities as a regional marketing branch for southeastern states, a collection center and as a full-service consumer loan facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations related to the acquired assets have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair value. For DACC's net assets, valued at approximately $21,000,000, Search delivered 1,277,030 shares of common stock, 2,554,060 shares of 9%/7% convertible preferred stock, and Warrants to purchase 1,277,030 shares of common stock with a total value of $4,795,000. In addition, the Company assumed approximately $17,450,000 in bank debt under a restructured line of credit.

         The calculation of the purchase price and allocation to the acquired assets of DACC is as follows (in thousands):

Net contracts receivable                                               $14,380
Cash and cash equivalents                                                  753
Vehicles held for sale                                                     284
Property and equipment                                                     222
Customer lists                                                           2,175
Dealer network                                                           2,200
Other assets                                                               835
                                                                       -------

Total estimated fair value of assets acquired                           20,849
                                                                       -------

Liabilities assumed                                                     18,239
Fair value of Search equity instruments issued, including redeemable     4,795
    warrants treated as debt
Direct acquisition costs                                                   143
                                                                       -------
Total cost                                                             $23,177
                                                                       -------
         Cost in excess of fair value of net assets acquired and
             other identifiable intangibles                            $ 2,328
                                                                       =======

         The cost in excess of fair value of net tangible assets acquired of $6,703,000 is being amortized over a weighted term of approximately 11 years on a straight-line basis. The Company periodically evaluates the recoverability and remaining life of the excess value and determines whether it should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of excess value to the extent that the undiscounted estimated future operating cash flows of the acquired assets are determined to be less than the carrying amount of the excess value. If an impairment of excess value were to occur, the Company would reflect the impairment through a reduction in the carrying value of such excess value.

         The Warrants issued in the DACC transaction have redemption features which require the Company to redeem all unexercised warrants at $2.00 for each share of stock subject to the Warrants in March 2001. The Warrants are considered debt and have been recorded at their estimated fair value. The accretion from fair value to redemption amount is recorded as interest expense over the term of the warrants using the interest method.

         In September 1996, the Company acquired approximately $12,000,000 in gross receivables from Eagle Finance Corp. for a total cash price of approximately $9,600,000. In November 1996, the Company acquired approximately $21,000,000 in gross receivables from MS Financial, Inc. for a total cash price of approximately $14,400,000. The receivables were purchased at a premium over the net assets acquired. The premiums are amortized over the life of the related portfolio as an adjustment to yield using the interest method.


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

7.       STOCK CANCELLATION AND STOCK REPURCHASE AGREEMENT

         In May 1995, Search purchased from one of its directors 500,000 shares of Search's common stock for $2.25 per share, market value on that date. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring in May 1997 to vote 812,120 shares of common stock held by a trust formed by the former director. These shares held by the trust and an additional 111,216 shares held by an individual retirement account of the former director were subject to a "put" to the Company in May 1997 for $2.25 per share, the market value at the date of the agreement. These shares are shown on the balance sheet outside of permanent equity at the redemption price. If these redeemable shares were excluded from net loss per share, the six months ended September 30, 1996 net loss per share would have been $(.08).

8.       REDEEMABLE WARRANTS

         Search is authorized to issue Warrants to purchase up to 10,000,000 shares of common stock pursuant to a warrant agreement dated as of March 22, 1996, as amended. Warrants to purchase 5,000,000 shares are to be issued to noteholders and other unsecured claim holders under the Joint Plan and Warrants to purchase 1,277,030 shares of common stock issued in connection with the acquisition of the assets of DACC.

         The exercise price per share of the Warrants is $2.25 and increases by $.25 on March 15 of each successive year through 2000. The Warrants will expire on March 14, 2001, at which time Search must redeem all unexercised Warrants at a redemption price of $.25 per share. Because the Warrants must be redeemed if not exercised, they have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,569,000 will be made over the term of five years using the interest method.

9.       BULK ACQUISITIONS

         On September 27, 1996, the Company acquired approximately $12,000,000 in gross receivables including unearned interest from Eagle Finance Corp. for a total cash price of approximately $9,600,000. The receivables were purchased at a premium over the net assets acquired. The premiums are amortized over the life of the related portfolio as an adjustment to yield using the interest method. The accounts will be serviced out of the Company's existing collection facility in Dallas, Texas. The 1,084 accounts were all receivables originated in Texas and are all secured by motor vehicle receivables.

10.      NOTES RECEIVABLE STOCKHOLDERS

         In July 1996, the Company implemented a loan program for its directors and senior executive officers to finance the purchase of shares of common stock and 9%/7% convertible preferred stock in open market transactions. The loans are evidenced by promissory notes from the borrowers, bear interest at the prime rate, payable quarterly, and mature three years from the date made. The shares of stock purchased with the proceeds of the loans are pledged to the Company as security for the loans. The aggregate amount of these loans outstanding at September 30, 1996 was

$1,099,000. These loans are shown as a deduction from total stockholders equity on the face of the balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company specializes in the purchase and servicing of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices generally ranging from $5,000 to $15,000. The Company generally purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network"). The Company from time to time makes bulk acquisitions of these receivables. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members of the Dealer Network forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital. The Company's acquisition of DACC enhanced the Company's Dealer Network by adding new dealers to the network with existing purchasing relationships. Additionally, the Company now has a larger marketing presence in the southeastern United States non-prime automobile market. The Company has identified the dealers DACC purchased contracts from which would be eligible to become a member of the Dealer Network. It is anticipated that new receivables from these dealers will help increase the Company's purchasing volume during the fiscal year ending March 31, 1997 and thereafter. The Company plans to add marketing representatives who will work out of the existing facilities previously occupied by DACC. The Company also plans to use the existing systems and office space to conduct limited purchasing activity of new receivables. The Company expects to receive applications, evaluate credit risk, assess collateral value and make preliminary loan approval or turndowns. This will decrease the current work load for the Company's employees engaged in similar activities in its Dallas, Texas purchasing facility.

         In addition to the benefits the Company expects to receive from an enhanced Dealer Network, the Company has plans for a consumer loan operation to be initially based in the same facilities. The Company identified over 600 accounts which it intends to target for conversion to consumer loans. The current personnel in the branch, combined with the Company's existing management, have significant experience in consumer lending. The initial consumer loans will be made after regulatory approval is obtained. It is expected that one third of the targeted consumer loan customers will ultimately be converted into consumer loans which the Company will attempt to retain as customers for an indefinite period of time. It is expected that the benefits from the consumer loan operation will be minimal during fiscal 1997. However, during fiscal 1998, the Company expects to generate additional revenue both from interest income and insurance product commissions. The Company administers its receivables purchasing, servicing and management activities utilizing a receivables management system developed by Norwest Financial Information Systems Group, Inc. in conjunction with the Company's proprietary Auto Note Management System software. The Company commenced its used motor vehicle receivables purchasing and servicing business in 1991.

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


RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended September 30, 1996 and 1995

         The Company purchased 509 non-bulk contracts during the six months ended September 30, 1996 compared to 2,659 non-bulk contracts during the six months ended September 30, 1995. The cost of non-bulk contracts purchases was $5,076,000 ($9,972 per contract) compared to $14,160,000 ($5,325 per contract)
for the six month periods in 1996 and 1995, respectively. The Company purchased 1,098 bulk contracts at a cost of $9,717,000 ($8,849 per contract) during the six months ended September 30, 1996 compared to 112 bulk contracts at a cost of $513,000 ($4,580 per contract) for the six months ended September 30, 1995. The increase in cost of non-bulk contracts is due to a higher purchase price per contract under the Preferred Program generally due to a lower mileage vehicle, higher credit quality customers and higher wholesale and retail value per vehicle. The increase in cost of bulk contracts is due to the Company purchasing contracts that involve a higher credit quality obligors or higher value vehicle collateral than the contracts previously purchased by the Company, or both. The Company expects to continue to see an increase in its per contract cost under its Preferred

Program when compared to purchases under its old program. Additionally, during the three months ended September 30, 1996, the Company purchased 725 non-auto consumer finance contracts which were not secured by automobiles at a cost of $278,000. The Company's acquisition of DACC provided the Company with approximately 3,800 accounts with aggregate balances of approximately $26,000,000.

         Interest revenue decreased from $4,778,000 for the six months ended September 30, 1995 to $3,898,000 for the six months ended September 30, 1996. The decrease of $880,000, or 18%, is primarily a result of higher average interest earning net receivables for the six month period ended September 30, 1995 of $48,894,000 compared to $27,251,000 average interest earning net receivables for the period ended September 30, 1996. The acquisition of DACC in August provided the Company with additional interest earning receivables; however, the two months which included the DACC accounts were not enough to offset the decrease in the Company's old receivable portfolio.

         Interest expense decreased from $4,768,000 to $338,000 for the six months ended September 30, 1996 compared to the same six month period ended September 30, 1995. The decrease in interest expense is a result of confirmation and effectiveness of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Additionally, as a result of the plan's effectiveness, the Company paid the balance owing on its outstanding lines of credit. The Company assumed debt from DACC averaged approximately $17,000,000 during the six-month period. Additionally, the accretion to the redemption value for the Company's redeemable warrants is included as interest expense.

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

         General and administrative expenses decreased from $8,660,000 to $6,043,000, or $2,617,000 for the six months ended September 30, 1995, compared to the same six month period in September 30, 1996. The decrease in general and administrative expenses is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots, which were used to process repossessions, by December 31, 1995. The six month period ended September 30, 1995 contains general and administrative expenses, related to these retail lots whereas the six months ended September 30, 1996 contain none of the same expenses. The Company's employee count averaged 115 persons for the six months ended September 30, 1996 compared to 127 persons for the six months ended September 30, 1995. The DACC acquisition increased the Company's general and administrative expenses, primarily for personnel and occupancy costs.

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

         Net loss per share decreased from $(1.11) per share for the six months ended September 30, 1995 to $(.07) per share for the six months ended September 30, 1996. The decrease is due to lower net loss per share attributable to common stockholders of $7,722,000 and an increased number of weighted average shares outstanding from 8,764,000 to 27,214,000, for the six months ending September 30, 1995 and 1996, respectively. In addition to the above, the Company experienced significant costs related to the Fund Subsidiaries plan of reorganization and settlement of claims of a non- reoccurring nature of $3,152,000 during 1995.

Comparison of Three Month Periods Ended September 30, 1996 and 1995

         The Company purchased 236 non-bulk contracts during the three months ended September 30, 1996 compared to 1,254 non-bulk contracts during the same three months ended September 30, 1995. The cost of non-bulk contract purchases was $2,645,000 ($11,207 per contract) compared to $7,508,000 ($5,987 per contract) for the three month periods in 1996 and 1995, respectively. The Company purchased 1,098 bulk contracts at a cost of $10,514,000 ($9,576 per contract) during the three months ended September 30, 1996 compared to 112 bulk contracts at a cost of $513,000 ($4,580 per contract) during the three month period ended September 30, 1995. The increase in cost in non-bulk contracts of $5,220 per contract is due to a higher purchase price per contract under the Preferred Program compared to its old program. The Company expects to continue to see an increase in its per contract cost under its Preferred Program when compared to purchases under its old program. The increase in cost per bulk contract of $4,996 per contract is due to a generally higher credit quality customer and or collateral than what was previously purchased by the Company. The Company expects to continue to see an increase in its non-bulk and bulk contract cost when compared to the previously non-bulk and bulk purchases. The Company's acquisition of DACC provided the

Company with approximately 3,800 accounts with aggregate balances of approximately $26,000,000.

         Interest revenue increased from $609,000 for the three months ended September 30, 1995 to $2,239,000 for the three months ended September 30, 1996. The difference arises primarily from a reclassification of interest revenue and provision for credit losses which was made during third calendar quarter of 1995 and had no effect on earnings per share. Average interest earning contracts were $29,429,000 for the three months ended September 30, 1996 compared to $45,662,000 for the three month period ended September 30, 1995. The acquisition of DACC in August provided the Company with additional interest earning receivables; however, the two months which included the DACC accounts were not enough to offset the decrease in the Company's old receivable portfolio.

         Interest expense decreased from $1,813,000 to $316,000 for the three months ended September 30, 1995 compared to the same three month period ended September 30, 1996. The decrease in interest expense is a result of confirmation and effectiveness of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Additionally, as a result of the plan's effectiveness, the Company paid the balance owing on its outstanding lines of credit. The Company anticipates an increase in the amount of interest expense in the foreseeable future as it will access its credit line to fund contract purchases. The Company assumed debt from DACC averaged approximately $17,000,000 during the six-month period. Additionally, the accretion to the redemption value for the Company's redeemable warrants is included as interest expense.

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

         General and administrative expenses decreased from $4,808,000 to $3,515,000 for the three months ended September 30, 1995, compared to the same three month period ended in September 30, 1996. The decrease in general and administrative expenses is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots, which were used to process repossessions, by December 31, 1995. The three-month period ended September 30, 1995 contains general and administrative expenses, related to these retail lots whereas the three months ended September 30, 1996 contain none of the same expenses. The Company's employee count averaged 127 persons for the three months ended September 30, 1995, compared to 130 persons for the three months ended September 30, 1996. The DACC acquisition increased the Company's general and administrative expenses, primarily for personnel and occupancy costs.

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

         Net loss per share decreased from $(.76) per share for the three months ended September 30, 1995 to $(.04) per share for the three months ended September 30, 1996. The decrease is due to lower net loss per share attributable to common stockholders of $5,513,000 and an increased number of fully-diluted weighted average shares outstanding from 8,671,000 to 26,628,000, for the three months ending September 30, 1995 and 1996, respectively. In addition to the above, the Company experienced significant costs related to the Fund Subsidiaries' plan of reorganization and settlement of claims which are of a non-recurring nature of $3,152,000 during 1995.


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

         Because the used motor vehicle and consumer finance industries require the purchase, origination and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and will be an important element in the Company's operations. The Company intends to leverage its net worth and any subordinated debt in the future to enhance its liquidity. Additionally, the Company will endeavor to maximize its liquidity by diversifying its sources of funds which it is anticipated will include (a) cash from operations, (b) the securitization of receivables, (c) lines of credit available from commercial banks and other financing sources, and (d) a possible subordinated debt-offering.

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

Comparison of Operating Cash Flows for the Six Months Ended September 30, 1996 to the Six Months Ended September 30, 1995

         During the six months ended September 30, 1996, the Company utilized $5,324,000 of cash in its operations compared to $5,867,000 of cash being utilized in operations in the six months ended September 30, 1995. The decrease of $543,000 is primarily a result of reduction in expense accruals of $5,377,000 related to the Fund Subsidiaries' plan of reorganization during the six months ended September 30, 1996 compared to an increase in accruals of $3,739,000 in the same period ended September 30, 1995. The change in offering cost amortization of $1,385,000 was due primarily to the confirmation of the Fund Subsidiaries' plan of reorganization.

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

Comparison of Investing Cash Flows for the Six Months Ended September 30, 1996 to the Six Months Ended September 30, 1995.

         Cash provided by investing activities decreased $13,366,000 from $10,578,000 for the six months ended September 30, 1995 to a use of $2,788,000 for the six months ended September 30, 1996. The decrease is primarily due to a decrease of approximately $13,000,000 in principal payments and sale proceeds.

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

Comparison of Financing Cash Flows for the Six Months Ended September 30, 1996 to the Six Months Ended September 30, 1995.

         During the six months ended September 30, 1996, the Company's financing activities provided $3,323,000 of cash compared to utilizing cash of $4,210,000 during the same six month period ended September 30, 1995. The change of $7,533,000 was caused primarily by borrowings exceeding payments under its line of credit, proceeds from sale of stock during the six months ended September 30, 1996 and a lack of a purchase of treasury stock such as occurred in the six months ended September 30, 1995.

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

         Since the date of acquisition, the Company has reduced the balance on the loan by $3,158,000, or 18%, to $14,292,000 as of October 31, 1996. During
this same period of time, the collateral base has decreased from approximately $20,000,000 in net contracts receivable and inventory to $18,190,000, or 9%.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES-NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-NONE

ITEM 5.   OTHER INFORMATION

          On November 1, 1996, Susan A. Brown resigned as a director of the Company.

          On November 5, 1996, the Company entered into an amendment to the Asset Purchase Agreement between the Company and U.S. Lending Corporation ("USLC"), a company subject to Chapter 11 bankruptcy proceedings, providing for the Company to purchase all of USLC's used motor vehicle retail installment sales contracts and repossessed motor vehicles, and a portion of USLC's cash, on the closing date. In consideration for the transfer of assets, the Company will issue shares of its Common Stock and Series B 9%/7% Convertible Preferred Stock ("Series B Stock") based on a purchase price to be determined at the closing equal to the cash received from USLC, 59% of the total unpaid installments of USLC's active contracts, plus the wholesale value of USLC's repossessed vehicles. The number of shares of Common Stock and Series B Stock will equal 25% and 100%, respectively, of the purchase price divided by the weighted average of the high bid and low asked trading prices for those securities for the 20 trading days preceding the closing. The Company will also issue at the closing five-year warrants to purchase Common Stock at $2.00 per share (increasing by $0.25 per year). The number of shares of Common Stock purchasable under the warrants will equal 20% of the total Common Stock equivalents represented by the Series B Stock and Common Stock issued at the closing. If certain proposed clarifying amendments to the terms of the Company's 9%/7% Convertible Preferred Stock are approved by the Company's stockholders, the shares of Series B Stock issued by the Company in the acquisition will be automatically converted, on a one-for-one basis, into newly issued shares of Company's 9%/7% Convertible Preferred Stock. If that conversion does not occur by April 1, 1997, the Company will be required to pay USLC $.08 for each share of Series B Stock issued at the closing.

         As of November 1, 1996, USLC had cash of approximately $3,400,000, active contracts with total unpaid installments of approximately $2,222,000 and repossessed vehicles with a wholesale value of approximately $53,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are filed in response to Item 601 of Regulation S-K.


EXHIBIT
NUMBER         DESCRIPTION
--------       -----------------------------------------------------------------
 2.1           Motor Vehicle Installment Sales Contract Assignment and
               Purchase Agreement dated as of November 1, 1996 between MS
               Financial, Inc. and Search Funding Corp. (excluding the schedule of contracts that is Exhibit A, a copy of which will be furnished to the Commission supplementally upon request.
 2.2           Letter agreement between the Registrant and MS Financial, Inc.
               dated November 4, 1996.
 3.1           Certificate of Amendment of Certificate of Designation of 9%/7%
               Convertible Preferred Stock.
 3.2           Certificate of Designation Series B 9%/7% Convertible Preferred
               Stock.
 3.3           Certificate of Corrections to the Restated Certificate of
               Incorporation of Search.
 3.4           Certificate of Amendment of Certificate of Designation of 9%/7%
               Convertible Preferred Stock.
 3.5           Certificate of Amendment of Certificate of Designation of Series
               B 9%/7% Convertible Preferred Stock.
10.1           Second Amendment dated November 5, 1996 to Asset Purchase
               Agreement among U.S. Lending Corporation, as
               Debtor-In-Possession, and Search Capital Group, Inc. and Search
               Funding III, Inc., dated July 17, 1996.
27.0           Financial Data Schedule


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

                           SEARCH CAPITAL GROUP, INC.

SIGNATURE                     TITLE                                      DATE
---------                     -----                                      ----
/s/ George C. Evans                                                      June 6, 1997
------------------------                                                 --------------
George C. Evans               Chairman of the Board, Chief
                              Executive Officer, Chief Operating
                              Officer and Director


/s/ Robert D. Idzi                                                       June 6, 1997
------------------------                                                 --------------
Robert D. Idzi                Senior Executive Vice President, Chief
                              Financial Officer and Treasurer


/s/ Andrew D. Plagens                                                    June 6, 1997
------------------------                                                 --------------
Andrew D. Plagens             Senior Vice President, Controller
                              and Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                      DESCRIPTION
--------       -----------------------------------------------------------------
27.0           Financial Data Schedule