Form 10-Q/A
period 1996-12-31
SEARCH FINANCIAL SERVICES INC
filed 1997-06-10
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended:                              Commission File Number:
     December 31, 1996                                         0-9539
   ----------------------                              -----------------------

             S E A R C H    C A P I T A L    G R O U P,    I N C .
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                          41-1356819
--------------------------------              ----------------------------------
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

                               Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


                                                Number of Shares Outstanding
           Class                                      at January 31, 1997
-----------------------------                   ----------------------------
Common Stock, $.01 par value                                3,293,124

                           SEARCH CAPITAL GROUP, INC.
                                FORM 10-QA INDEX



      PART I      FINANCIAL INFORMATION                              PAGE
      ------                                                         ----

      Item 1.     Consolidated Financial Statements...................  3

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................. 15

      SIGNATURES...................................................... 30


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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QA for quarter ended December 31, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Transition Report for the six months ended March 31, 1996 and in other Company documents filed with the Securities and Exchange Commission.

                   PART I.  FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                Unaudited          Audited
                                            -----------------   --------------
                                            December 31, 1996   March 31, 1996
                                            -----------------   --------------
ASSETS
------
Gross contracts receivable (Note 2)           $ 74,962,000       $ 37,086,000
Unearned interest                              (14,063,000)        (6,435,000)
                                              ------------       ------------
Net contracts receivable                        60,899,000         30,651,000
Allowance for credit losses                    (11,207,000)       (13,353,000)
Net loan origination costs                       1,572,000            406,000
                                              ------------       ------------
 Net contracts receivable - after
  allowance for credit losses & other costs     51,264,000         17,704,000
                                              ------------
Cash and cash equivalents                       15,697,000         17,817,000
Vehicles held for resale                           591,000            566,000
Property and equipment, net                      1,524,000          1,062,000
Intangibles, net                                 6,117,000                  -
Other assets                                       595,000            197,000
                                              ------------       ------------
 Total assets                                 $ 75,788,000       $ 37,346,000
                                              ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Lines of credit                               $ 36,725,000       $          -
Accrued settlements                                500,000            688,000
Dividends payable                                1,503,000            268,000
Accounts payable and other liabilities           2,917,000          7,088,000
Accrued interest                                   298,000             15,000
Notes payable                                    5,014,000          2,283,000
Redeemable warrants                                998,000            593,000
                                              ------------       ------------
 Total liabilities                              47,955,000         10,935,000
                                              ------------       ------------

Stock repurchase commitment                      2,078,000          2,078,000


Stockholders' Equity

Convertible preferred stock                        201,000            154,000
Common stock                                       252,000            248,000
Additional paid-in capital                      79,743,000         79,124,000
Accumulated deficit                            (53,325,000)       (54,043,000)
Treasury stock                                           -         (1,150,000)
                                              ------------       ------------
                                                26,871,000         24,333,000
Notes receivable--stockholders
                                                (1,116,000)                 -
                                              ------------       ------------
 Net stockholders' equity                       25,755,000         24,333,000
                                              ------------       ------------
 Total liabilities and stockholders' equity   $ 75,788,000       $ 37,346,000
                                              ============       ============

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                  Nine Months Ended    Nine Months Ended
                                                                 December  31, 1996    December 31, 1995
                                                                 ------------------   -------------------
Interest revenue                                                     $ 6,861,000          $  7,367,000
Interest expense                                                       1,255,000             5,542,000
                                                                     -----------          ------------
Net interest income                                                    5,606,000             1,825,000
Reduction of (provision for)  credit losses (Note 2)                   4,611,000            (3,172,000)
                                                                     -----------          ------------
Net interest income (loss) after reduction of
(provisions for) credit losses                                        10,217,000            (1,347,000)
                                                                     -----------          ------------
General and administrative expense                                     9,499,000            13,178,000
Settlement                                                                     -             2,931,000
Reorganization                                                                 -               565,000
                                                                     -----------          ------------
Operating and other expense                                            9,499,000            16,674,000
                                                                     -----------          ------------
Net income (loss) before dividends                                       718,000           (18,021,000)
Preferred stock dividends                                              4,458,000               180,000
                                                                     -----------          ------------
Net loss to common stockholders                                      $(3,740,000)         $(18,201,000)
                                                                     -----------          ------------
Primary net loss per share attributable to common stockholders       $     (1.09)         $     (16.67)
                                                                     ===========          ============
Weighted average number of common shares outstanding (Note 6)          3,419,000             1,092,000
                                                                     ===========          ============

                                                                 Three Months Ended   Three Months Ended
                                                                 December 31, 1996    December 31, 1995
                                                                 ------------------   ------------------
Interest revenue                                                     $ 2,963,000          $  2,589,000
Interest expense                                                         917,000               774,000
                                                                     -----------          ------------
Net interest income                                                    2,046,000             1,815,000
Reduction of (provision) for
 credit losses (Note 2)                                                1,173,000            (5,381,000)
                                                                     -----------          ------------
Net interest income (loss) after reduction of
 charged-off accounts and provision for credit losses                  3,219,000            (3,566,000)
                                                                     -----------          ------------
General and administrative expense                                     3,456,000             4,518,000
Settlement                                                                     -                94,000
Reorganization                                                                 -               250,000
                                                                     -----------          ------------
Operating and other expense                                            3,456,000             4,862,000
                                                                     -----------          ------------
Net income (loss) before dividends                                      (237,000)           (8,428,000)
Preferred stock dividends                                              1,512,000                60,000
                                                                     -----------          ------------
Net loss to common stockholders                                      $(1,749,000)         $ (8,488,000)
                                                                     -----------          ------------
Primary  net loss per share attributable to common stockholders      $      (.51)         $      (7.83)
                                                                     ===========          ============
Weighted average number of common shares outstanding (Note 6)          3,442,000             1,084,000
                                                                     ===========          ============

          See accompanying notes to consolidated financial statements.

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                    NINE MONTHS ENDED         NINE MONTHS ENDED
                                                    DECEMBER 31, 1996         DECEMBER 31, 1995
                                                    -----------------         -----------------
OPERATING ACTIVITIES:
Net income (loss)                                     $    718,000              $(18,021,000)
Adjustments to reconcile net income (loss) to
cash used in operations:
Reduction of (provision for) credit losses (Note 2)     (2,262,000)                3,172,000
Accretion of Warrant Debt                                   84,000                         -
Amortization of deferred offering costs                     31,000                 2,129,000
Amortization of loan origination costs                     535,000                   884,000
Amortization of Goodwill                                   586,000                         -
Depreciation                                               404,000                   375,000
Changes in assets and liabilities:
Decreases (increases) in other assets                    1,214,000                   466,000
Increases (decreases) in accounts payable               (4,572,000)                5,043,000
                                                      ------------              ------------
Cash used in operations                                 (3,262,000)               (5,952,000)
                                                      ------------              ------------
INVESTING ACTIVITIES:
Purchase of contracts receivable                       (33,786,000)              (16,921,000)
(Increase) in loan origination fee                        (215,000)                 (174,000)
Principal payments on contracts receivables
including proceeds from sales of vehicles               15,475,000                30,706,000
Proceeds from sales of vehicles                          2,703,000                 1,233,000
Purchase of property and equipment                        (645,000)                 (464,000)
Decrease in restricted cash                                      -                 6,413,000
                                                      ------------              ------------
Cash provided by (used in) investing activities        (16,468,000)               20,793,000
                                                      ------------              ------------
FINANCING ACTIVITIES:
Borrowings under line of credit                         27,213,000                 1,700,000
Repayments under lines of credit                        (8,504,000)               (1,695,000)
Notes payable proceeds                                      14,000                         -
Notes payable repayments                                         -                (1,690,000)
Deferred offering costs                                   (215,000)                        -
Capital lease principal payments                           (46,000)                  (68,000)
Net proceeds from sale of stock                          4,116,000                    12,000
Loans for stock purchases                               (1,116,000)                        -
Purchase of treasury stock                              (4,000,000)               (1,125,000)
Payment of dividends on preferred stock                 (3,221,000)                 (180,000)
                                                      ------------              ------------
Cash provided by (used in) financing activities         14,227,000                (3,046,000)
                                                      ------------              ------------
CHANGE IN CASH AND CASH EQUIVALENTS:
Change in cash and cash equivalents                     (5,503,000)               11,795,000
Cash and cash equivalents - beginning                   17,817,000                 1,633,000
Net cash acquired                                        3,383,000                         -
                                                      ------------              ------------
Cash and cash equivalents - ending                    $ 15,697,000              $ 13,428,000
                                                      ============              ============

=============================================================================================
SUPPLEMENTAL INFORMATION:
Cash Paid for Interest                                $    973,000              $  3,725,000
Subdebt Issued                                        $  5,000,000              $          -
Non cash activities Transfer of
Receivables to Vehicles Held for Resale               $    894,000              $  3,689,000
                                                      ============              ============

                  SEARCH CAPITAL GROUP, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR APRIL 1, 1996 THROUGH DECEMBER 31, 1996
                                  (Unaudited)


                                                Preferred Stock 12%       Preferred Stock 9%          Common Stock
                                                 Shares      Amount      Shares       Amount        Shares     Amount
                                               ----------  ----------  ----------  -------------  ----------  ---------
Balance at March 31, 1996                        50,000      $4,000    1,878,956     $150,000      3,096,628   $248,000
                                                 ======      ======    =========     ========      =========   ========
Debt Conversion - Hall Financial Group, Inc.
(Note 5)                                              -      $    -            -     $      -        312,500   $ 25,000
Additional Investment - Hall Financial Group,
Inc. (Note 5)                                         -           -      254,100       20,000        204,800     16,000
Stock Investment - Alex. Brown & Sons,
Incorporated                                          -           -            -            -         26,462      2,000
Acquisition - Dealers Alliance Credit Corp.
(Note 4)                                              -           -      319,257       26,000        159,629     13,000
Conversion of 9%/7% preferred to common               -           -      (13,755)      (1,000)        27,511      2,000
Stock repurchase - Hall Financial Group, Inc.
(Note 5)                                              -           -            -            -              -          -
Acquisition - U.S. Lending Corporation
(Note 5)                                              -           -      271,867       22,000        231,066     18,000
Retirement of treasury stock                          -           -     (254,100)     (20,000)      (895,599)   (72,000)
Preferred stock dividends                             -           -            -            -              -          -
Net income                                            -           -            -            -              -          -
                                                 ------      ------    ---------     --------      ---------   --------
Balance at December 31, 1996                     50,000      $4,000    2,456,325     $197,000      3,162,997   $252,000
                                                 ======      ======    =========     ========      =========   ========

          See accompanying notes to consolidated financial statements.

     Preferred 9%/7%                Common                                                    Stockholders'
     Treasury Stock             Treasury Stock               Paid In         Accumulated           Equity
 Shares       Amount        Shares         Amount            Capital           Deficit        (Capital Deficit)
---------    -------       -------      -----------       ------------      ------------      -----------------
        -    $     -       378,299      $(1,150,000)      $ 79,124,000      $(54,043,000)        $24,333,000
=========    =======       =======      ===========       ============      ============         ===========
        -          -             -      $         -       $  1,692,000      $          -         $ 1,717,000
        -          -             -                -          4,310,000                 -           4,346,000
        -          -             -                -            150,000                 -             152,000
        -          -             -                -          4,521,000                 -           4,560,000
        -          -             -                -             (1,000)                -                   -
  254,100    (20,000)      517,300       (8,980,000)                 -                 -          (9,000,000)
        -          -             -                -          4,463,000                 -           4,503,000
(254,100)     20,000      (895,599)      10,130,000        (10,058,000)                -                   -
        -          -             -                          (4,458,000)                -          (4,458,000)
        -          -             -                                   -           718,000             718,000
---------    -------       -------      -----------       ------------      ------------         -----------
        -    $     -             -                        $ 79,743,000      $(53,325,000)        $26,871,000
=========    =======       =======      ===========       ============      ============         ===========

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




                                            AS OF DECEMBER 31, 1996
                          --------------------------------------------------------------------
                          NUMBER OF                     TOTAL
      CONTRACTUAL          ACTIVE       % OF TOTAL      UNPAID        UNEARNED        NET
      DELINQUENCY         CONTRACTS(1)    ACTIVE     INSTALLMENTS     INTEREST     RECEIVABLES
------------------------  ---------     ----------   ------------    ---------    ------------
Current to 60 days past
due                          10,425        92%       $68,540,000    $12,929,000  $ 55,611,000
61-over days past due         1,170         8%         6,422,000      1,134,000     5,288,000
                             ------       ---        -----------    -----------  ------------
                   Total     11,595       100%       $74,962,000    $14,063,000    60,899,000
                             ======       ===        ===========    ===========
Allowance for credit
losses                                                                            (11,207,000)
                                                                                 ------------
Receivables, net of allowance for credit losses                                  $ 49,692,000
                                                                                 ============


                                                AS OF MARCH 31, 1996
                          -------------------------------------------------------------------
                          NUMBER OF                    TOTAL
      CONTRACTUAL          ACTIVE      % OF TOTAL      UNPAID        UNEARNED        NET
      DELINQUENCY         CONTRACTS(1)   ACTIVE     INSTALLMENTS     INTEREST     RECEIVABLES
------------------------  ---------    ----------   ------------    ---------     -----------

Current to 60 days past
due                           7,575        95%       $34,995,000    $6,055,000    $28,940,000
61-over days past due           421         5%         2,091,000       380,000      1,711,000
                             ------       ---        -----------    -----------   -----------
                   Total      7,996       100%       $37,086,000    $6,435,000     30,651,000
                             ======       ===        ===========    ===========
Allowance for credit
losses                                                                            (13,353,000)
                                                                                  -----------
Receivables, net of allowance for credit losses                                   $17,298,000
                                                                                  ===========

(1) Excludes 342 and 333 accounts which were reclassified to vehicles held for resale as of December 31, 1996 and March 31, 1996, respectively.

ALLOWANCE FOR CREDIT LOSSES

     The following table shows the changes in the Company's allowance for loan losses for the nine months ending December 31, 1996.


                                                           NINE MONTHS ENDING
                                                           DECEMBER  31, 1996
                                                           ------------------
Balance at beginning of period                                 $13,353,000
Allowance recorded on acquisition of loans                       8,314,000
Increase in allowance for loan losses                              333,000
Proceeds received on previously charged off accounts             2,349,000
Reduction in allowance for credit losses                          (894,000)
Receivables charged off against allowance                       (7,304,000)
Reduction in allowance for credit losses                        (4,944,000)
                                                               -----------
Balance at end of period                                       $11,207,000
                                                               -----------
Net credit losses as a percent of average net receivables             26.9%
                                                               ===========

     The allowance for credit losses contains both a provision for anticipated loan losses and a reduction in allowance for loan losses from prior estimates.

Cash recoveries                                $2,349,000
Net change in estimated allowance delinquency   2,262,000
                                               ----------
Net effect on income statement                 $4,611,000
                                               ==========

GENERAL CONTRACT CHARACTERISTICS

     The following sets forth certain general information related to the contract receivables of the Company as of December 31, 1996 and March 31, 1996.


                                                               AS OF            AS OF
                                                         DECEMBER 31, 1996  MARCH 31, 1996
                                                         -----------------  --------------
Unearned interest as a percent of gross receivables           18.78%            17.35%
Allowance for loan losses as percent of net receivables       17.20%            43.56%
Average original loan amount                                 $7,940            $6,997
Average net receivable remaining balance                     $5,237            $3,833
Weighted average APR                                          22.71%            23.81%
Weighted average original term in months                      40.40             32.42
Weighted average remaining term in months                     30.60             19.09

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


4.   ACQUISITIONS

     Effective November 25, 1996, Search Funding III, Inc. ("SFIII"), a wholly-owned subsidiary of Search, completed its acquisition of certain assets of U.S. Lending Corporation ("USLC"). USLC conducted purchasing and servicing of used motor vehicle receivables in Deerfield Beach, Florida. USLC had been operating under Chapter 11 of the Federal Bankruptcy Code. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations related to the acquired assets have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired based upon their estimated fair value. Search purchased USLC's net assets valued at $4,819,000 for 231,066 (1,848,528 shares on a pre-split basis) shares of Common Stock, 271,867 (2,174,936 shares on a pre-split basis) shares of 9%/7% Convertible Preferred Stock, and warrants to purchase 154,960 (1,239,680 shares on a pre-split basis) shares of Common Stock. The assets acquired were approximately $3,500,000 in cash, gross receivables of $2,200,000, and repossessed vehicles with an aggregate wholesale value of approximately

$78,000, and an undetermined amount of delinquent accounts and foreclosure deficiency balance accounts.

     On August 2, 1996, Search Funding IV, Inc. ("SFIV"), a wholly-owned subsidiary of Search, acquired all of the assets and assumed certain liabilities of Dealers Alliance Credit Corp. ("DACC"). DACC conducted purchasing and servicing of used motor vehicle receivables in Atlanta, Georgia. DACC had purchased loans from over 1,000 new and used car dealers, primarily in Georgia, Texas, Tennessee and Florida. The Company has been using the DACC facilities as a regional marketing branch for southeastern states, a collection center and as a full-service consumer loan facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations related to the acquired assets have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair value. For DACC's net assets, valued at approximately $21,000,000, Search delivered 159,629 shares of common stock, 319,257 shares of 9%/7% convertible preferred stock, and Warrants to purchase 159,629 shares of common stock with a total value of $4,795,000. In addition, the Company assumed approximately $17,450,000 in bank debt under a restructured line of credit.

     The calculation of the purchase price and allocation to the acquired assets of DACC is as follows (in thousands):



Net contracts receivable                                    $14,380
Cash and cash equivalents                                       753
Vehicles held for sale                                          284
Property and equipment                                          222
Customer lists                                                2,175
Dealer network                                                2,200
Other assets                                                    835
                                                            -------
Total estimated fair value of assets acquired                20,849
                                                            -------
Liabilities assumed                                          18,239
Fair value of Search equity instruments issued, including     4,795
redeemable warrants treated as debt
Direct acquisition costs                                        143
Total cost                                                  $23,177
                                                            -------
Cost in excess of fair value of net assets acquired and
other identifiable intangibles                              $ 2,328
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


8.   STOCK CANCELLATION AND STOCK REPURCHASE AGREEMENT

     In May 1995, Search purchased from one of its directors 62,500 shares of Search's common stock for $18.00 per share, market value on that date. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring in May 1997 to vote 101,515 shares of common stock held by a trust formed by the former director. These shares held by the trust and an additional 13,902 shares held by an individual retirement account of the former director were subject to a "put" to the Company in May 1997 for $18.00 per share, the market value at the date of the agreement. These shares are shown on the balance sheet outside of permanent equity at the redemption price. If these redeemable shares were excluded from net loss per share, the nine months ended December 31, 1996 loss per share would have been $(1.13).


9.   LEGAL PROCEEDINGS

     On January 9, 1996, Search received notice from plaintiffs that a suit had been filed on December 21, 195 against Search, certain of its former officers and directors, and certain underwriters of three of the Fund Subsidiaries. The case is styled Janice and Warrant Bowe, et. al. vs. Search Capital Group, Inc., Cause No. 1:95CV 649GR, and was filed in the Federal District Court for the Southern District of Mississippi. The case was reassigned under Cause No. 1:95CSV649BR upon recusal of the judge originally assigned to this case because of his relationship with certain defendants. The plaintiffs allege violations of the securities laws by the defendants and seek unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased Notes issued by three of the Fund Subsidiaries. Although no assurances can be given, the Company believes it has meritorious defenses to this action and will defend itself vigorously. While the ultimate outcome of this litigation cannot be determined, management estimates that the total expenses and losses from the litigation will be at least $500,000, and, accordingly, management has established a reserve of $500,000 for this litigation.

10.  REDEEMABLE WARRANTS

     Search is authorized to issue Warrants to purchase up to 10,000,000 shares of common stock pursuant to a warrant agreement dated as of March 22, 1996, as amended. Warrants to purchase 625,000 shares are to be issued to noteholders and other unsecured claim holders under the Joint Plan.

     The exercise price per share of the Warrants is $2.00 and increases by $2.00 on March 15 of each successive year through 2000. The Warrants will expire on March 14, 2001, at which time Search must redeem all unexercised Warrants at a redemption price of $2.00 per share. Because the Warrants must be redeemed if not exercised, they have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,879,000 will be made over the term of five years using the interest method.

11.  NOTES RECEIVABLE STOCKHOLDERS

     In July 1996, the Company implemented a loan program for its directors and senior executive officers to finance the purchase of shares of common stock and 9%/7% convertible preferred stock in open market transactions. The loans are evidenced by promissory notes from the borrowers, bear interest at the prime rate, payable quarterly, and mature three years from the date made. The shares of stock purchased with the proceeds of the loans are pledged to the Company as security for the loans. The aggregate amount of these loans outstanding as December 31, 1996 was $1,116,000. These loans are shown as a deduction from total stockholders equity on the face of the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the purchase and servicing of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices generally ranging from $5,000 to $15,000. The Company generally purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network"). The Company from time to time makes bulk acquisitions of these receivables.
The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members of the Dealer Network forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital. The Company's acquisition of DACC enhanced the Company's Dealer Network by adding new dealers to the network with existing purchasing relationships. Additionally, the Company now has a larger marketing presence in the southeastern United States non-prime automobile market. The Company has identified the dealers DACC purchased contracts from which would be eligible to become a member of the Dealer Network. It is anticipated that new receivables from these dealers will help increase the Company's purchasing volume during the fiscal year ending March 31, 1997 and thereafter. The Company plans to add marketing representatives who will work out of the existing facilities previously occupied by DACC. The Company also plans to use the existing systems and office space to conduct limited purchasing activity of new receivables. DACC was using the software the Company was in the process of converting to at the time of the Acquisition. The Company plans to continue to use the same software and equipment at the current location. The equipment acquired in the purchase is suitable for the Company's continued use. The Company expects to receive applications, evaluate credit risk, assess collateral value and make preliminary loan approval or turndowns. This will decrease the current work load for the Company's employees engaged in similar activities in its Dallas, Texas purchasing facility.

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

     The Company opened its first consumer finance office on November 1, 1996, in Baton Rouge, Louisiana. The Company intends to be fully operational in its two Puerto Rico consumer finance locations by the end of its fiscal year. The Company plans to open consumer loan branches in Texas, Oklahoma, Georgia, and Tennessee in the near future. These offices will make and collect retail sales finance loans, second mortgage real estate loans, and other consumer loans.
The acquisition of DACC and USLC assets provided the Company with two offices with which to conduct future consumer lending activities. These offices as of December 31, 1996 were strictly being used as remote collection facilities and will be converted to consumer lending offices as well upon licensing approval. The Company anticipates both offices to be engaged in consumer lending activity by the end of its third calendar quarter of 1998.

     Prior to November 4, 1994, the Company primarily financed the purchase of used motor vehicle receivables through the private and public sale of interest-bearing notes (the "Notes") issued by wholly-owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Until March 1996, the purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria. In March 1996, following confirmation of the Fund Subsidiaries' plan of reorganization under Chapter 11 of the bankruptcy code, the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were canceled. At that time, the Company implemented its new purchasing program (the "Preferred Program"). The Preferred Program continues to focus on the purchasing of used motor vehicle receivables whose obligors have non-prime credit histories, but places more emphasis on job, income, and residence stability and re-established positive credit of the obligor than the Company's earlier programs.

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

RESULTS OF OPERATIONS

Comparison of Nine-Month Periods Ended December 31, 1996 and 1995

     The Company purchased 845 contracts under its new Preferred Program in non-bulk transactions during the nine months ended December 31, 1996 compared to 3,354 contracts under its prior program in non-bulk transactions during the nine months ended December 31, 1995. The cost of these contract purchases was $8,726,000 ($10,327 per contract) compared to $16,464,000 ($4,908 per contract)
for the nine-month periods in 1996 and 1995, respectively. The Company purchased 2,603 contracts in bulk purchase transactions at a cost of $24,966,000 ($9,591 per contract) during the nine months ended December 31, 1996 compared to 112 contracts purchased in bulk purchase transactions at a cost of $513,000 ($4,580 per contract) for the nine months ended December 31, 1995. The increase in cost of contracts purchased in non-bulk transactions of $5,419 is due to a higher purchase price per contract under the Preferred Program generally due to a lower-mileage vehicle, higher credit quality customers and higher wholesale and retail value per vehicle. The increase in cost of contracts purchased in bulk purchase transactions of $5,011 is due to the Company purchasing contracts that involve higher credit quality obligors or higher-value vehicle collateral than the contracts previously purchased by the Company, or both. The Company expects to continue to see an increase in its per-contract cost under its Preferred Program when compared to purchases under the prior program. The Company's acquisition of assets from DACC and USLC provided the Company with approximately 4,150 accounts with aggregate balances of $28,100,000, for an average balance of $6,771 each.

     Interest revenue decreased from $7,367,000 for the nine months ended December 31, 1995 to $6,861,000 for the nine months ended December 31, 1996. The decrease of $506,000, or 7%, is primarily a result of higher average interest earning net receivables for the nine month-period ended December 31, 1995 of $45,372,000 compared to $35,529,000 average interest earning net receivables for the nine-month period ended December 31, 1996. The higher average interest from any assets are primarily the result of the acquisitions which occurred during the nine months ended December 31, 1996 of both bulk contracts and DACC and USLC assets.

     Interest expense decreased from $5,542,000 for the nine months ended December 31, 1995 to $1,255,000 for the nine months ended December 31, 1996. The decrease of $4,287,000, or 77%, is primarily a result of lower debt levels after confirmation of the Fund Subsidiaries' plan of reorganization during the first calendar quarter of 1996. Interest expense is expected to increase as the Company enters into additional financing relationships. The Company's debt with LaSalle National Bank which is required to be repaid by August 1997 averaged a $14,528,000 outstanding loan balance for the nine-month period Ending December 31, 1996. The interest expense associated with this bank note is expected to decrease as the outstanding loan balance decreases. The Company's line of credit with Hibernia National Bank averaged a $15,108,000 outstanding loan balance during the nine-month period ended December 31, 1996. The interest expense associated with this line of credit is expected to increase as the Company borrows additional funds to expand its receivable base.

     The provision for credit losses decreased from $3,172,000 for the nine months ended December 31, 1995 to a recovery of $4,611,000 for the nine months ended December 31, 1996, due primarily to increased recoveries from previously charged-off accounts and reduced provision requirements. During the nine-month period ended December 31, 1996, the Company recovered $2,308,000 of proceeds from accounts previously charged off compared to $228,000 for the nine months ended December 31, 1995. The Company's remote collections facilities, which were opened during the second calendar quarter of 1995, have been successful in contacting and collecting some of the chronically delinquent and charged-off accounts and locating previously identified skips. Additionally, the acquisition of DACC and USLC assets provided the Company with new pools of deficiency balances to collect, of which the Company collected approximately $688,000 since the acquisition during the nine months ended December 31, 1996. In the future, management anticipates a lower amount of recovery of prior credit losses as these collections decrease. During the nine months ended December 31, 1996, the Company received a one-time settlement of $115,000 from a car dealer for deficiencies on sales of repossessed cars purchased from that dealer. During the nine months ended December 31, 1996, the Company reduced its allowance for loan losses by $4,944,000, of which $2,349,000 was primarily due to recovery proceeds and the remaining $2,595,000 was a non-cash reduction to reflect lower than anticipated loan losses from certain loans.
Additionally, during the nine months ended December 31, 1996, the Company increased its allowance for loan losses by $333,000 to reflect an increase in anticipated loan losses from certain loans.

     General and administrative expenses decreased from $13,178,000 for the nine months ended December 31, 1995 to $9,499,000 for the nine months ended December 31, 1996. The decrease of $3,679,000, or 29%, is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots and its related make-ready facility, which were used to process repossessions, by December 31, 1995. Additional costs included expenses associated with the reorganization over the nine month period ending December 31, 1995. The Company's employee count averaged 124 persons for the nine months ended December 31, 1996 compared to 143 persons for the nine months ended December 31, 1995. The Company's acquisitions of DACC and USLC increased the Company's general and administrative expenses primarily for personnel and occupancy costs.

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

Comparison of Three-Month Periods Ended December 31, 1996 and 1995

     The Company purchased 336 contracts in non-bulk transactions under the Preferred Program during the three months ended December 31, 1996 compared to 760 contracts in non-bulk transactions under its prior program during the three months ended December 31, 1995. The cost of non-bulk contract purchases was $3,650,000 ($10,863 per contract) compared to $3,722,000 ($4,897 per contract)
for the three-month periods in 1996 and 1995, respectively. The Company purchased 1,505 bulk contracts at a cost of $15,249,000 ($10,132 per contract) during the three months ended December 31, 1996 compared to 112 bulk contracts at a cost of $513,000 ($4,580 per contract) during the three-month period ended December 31, 1995. The increase in cost in non-bulk contracts of $5,966 per contract is due to a higher purchase price per contract under the Preferred Program compared to the Company's prior program. The Company expects to continue to see an increase in its per-contract cost under its Preferred Program when compared to purchases under the prior program. The increase in cost per bulk contract of $5,552 per contract is due to a generally higher credit quality customer and/or collateral than what was previously purchased by the Company, or both. The Company expects to continue to see an increase in its non-bulk and bulk contract cost under its Preferred Program when compared to non-bulk and bulk purchases under the prior program. The Company's acquisition of USLC's assets during the three months ended December 31, 1996 provided the Company with approximately 1,000 accounts with aggregate balances of $2,100,000 for an average balance of $2,100 each.

     Interest revenue increased from $2,589,000 for the three months ended December 31, 1995, to $2,963,000 for the three months ended December 31, 1996. The increase of $374,000, or 14%, is primarily a result of higher average interest earning net receivables for the three-month period ended December 31, 1996, of $52,086,000 compared to $38,662,000 average interest earning net receivables for the three-month period ended December 31, 1995. The higher average interest earning assets are primarily the result of the acquisitions which occurred during the three-month period ended December 31, 1996 of both bulk contract acquisitions and the DACC and USLC acquisitions.

     Interest expense increased from $774,000 for the three months ended December 31, 1995 to $917,000 for the three-month period ended December 31, 1996. The increase in interest expense is a result of the Fund Subsidiaries not recognizing interest expense, other than the offering cost amortization, during the period subsequent to their filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1995 and borrowings under lines of credit after the reorganization. The Company anticipates an increase in the amount of interest expense in the foreseeable future due to continued utilization of its credit line to fund contract purchases and to pay interest on its current and contemplated borrowings. Interest expense is expected to increase as the Company enters into additional financing relationships. The Company debt with LaSalle National Bank, which is required to be repaid by August 1997, averaged a $13,512,000 outstanding loan balance for the three-month period ending December 31, 1996. The interest expense associated with this bank note is expected to decrease as this outstanding loan balance decreases. The Company's line of credit with Hibernia National Bank averaged a $19,985,000 outstanding loan balance during the three-month period ended December 31, 1996. The interest expense associated with this line of credit is expected to increase as the Company borrows additional funds to expand its receivable base.

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

     General and administrative expenses decreased from $4,518,000 for the three months ended December 31, 1995 to $3,456,000 for the three months ended December 31, 1996. The decrease of $1,062,000, or 24%, is primarily related to reduced expenses associated with processing repossessions, personnel cost, and professional fees. The Company closed all three of its retail lots and a related make-ready facility, which were used to process repossessions, by December 31, 1995. Additional costs included expenses associated with the reorganization over the nine month period ending December 31, 1995. The Company's employee count averaged 142 persons for the three months ended December 31, 1996 compared to 127 persons for the nine months ended December 31, 1995. The Company's acquisitions of DACC and USLC assets increased the Company's general and administrative expenses primarily for personnel and occupancy costs.

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

Comparison of Operating Cash Flows for the Nine Months Ended December 31, 1996 to the Nine Months Ended December 31, 1995

     During the nine months ended December 31, 1996, the Company utilized $3,262,000 of cash in its operations compared to $5,952,000 of cash being utilized in operations in the nine months ended December 31, 1995. The decrease of $2,690,000 is primarily a result of reduction in expense accruals of $4,572,000 related to the Fund Subsidiaries' plan of reorganization during the nine months ended December 31, 1996 compared to an increase in accruals of $5,043,000 in the same period ended December 31, 1995. The change in offering cost amortization of $2,098,000 was due primarily to the confirmation of the Fund Subsidiaries' plan of reorganization. Additionally, the provision for credit losses was a $3,172,000 non-cash charge in the nine months in 1995 compared to a non-cash reduction of $2,262,000 in the nine months in 1996.

     The Company anticipates having negative operating cash flows in the foreseeable future as it continues to expand its Dealer Network and consumer finance operations to grow its receivable base. The Company will have to cover negative operating cash flows with sources of cash from investing and financing activities.

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

Comparison of Investing Cash Flows for the Nine Months Ended December 31, 1996 to the Nine Months Ended December 31, 1995.

     Cash used by investing activities increased by $37,041,000 from $20,793,000 for the nine months ended December 31, 1995 to a use of $16,248,000 for the nine months ended December 31, 1996. The increase is primarily due to an increase of $16,865,000 in contract purchases in order to grow the Company's receivable base, and a decrease of $15,231,000 in principal payments on contracts receivable due to lower levels of receivables and fewer repossession proceeds in the period ending December 31, 1996.

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

     On November 30, 1995, Search entered into a Funding Agreement with HFG. Pursuant to the Funding Agreement, HFG made loans totaling $2,283,000 to Search. The HFG Notes could, at the election of HFG or its assigns, be converted into a maximum 312,500 shares of Search Common Stock. Effective April 2, 1996. HPIL, as assignee from HFG of the HFG Notes, fully exercised the rights of the holder of the HFG Notes to convert the Notes into 312,500 shares of Search Common Stock.

Comparison of Financing Cash Flows for the Nine Months Ended December 31, 1996 to the Nine Months Ended December 31, 1995.

     During the nine months ended December 31, 1996, the Company's financing activities provided $14,227,000 of cash compared to utilizing cash of $3,046,000 during the same nine-month period ended December 31, 1995. The change of $17,273,000 was caused primarily by borrowings exceeding payments under its line of credit and proceeds from sale of stock during the nine months ended December 31, 1996.

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

     The Company acquisition of bulk purchases from Eagle and MS Financial was financed with borrowings under its line of credit with Hibernia National Bank and from cash on hand. The Company currently has $23,873,000 outstanding under this line as of January 31, 1997.

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

     During the nine months ended December 31, 1996, the Company implemented a loan program for its directors and certain officers to finance the purchase of the Company's common and preferred stock in open-market transactions. The loans bear interest at the prime rate and require quarterly interest payments and mature at the end of three years. As of December 31, 1996, the Company had advanced $1,116,000 to ten of the eligible participants to fund stock purchases. Currently, the maximum allowed to be funded for any participant is $150,000. During the nine months ended December 31, 1996, the Company recorded $39,000 of interest revenue from participants under this program. The loans are evidenced by notes from participants and the Company holds the stock as collateral under security agreements.

     The Company is currently in negotiations to restructure the terms of its potential obligation to purchase 101,516 shares from a trust formed by a former director of the Company and 13,000 shares from the former director under stock purchase agreements dated May 5, 1995. The trust and the director, at their option, can elect to have the Company purchase the shares of stock at $18.00 per share. This purchase would require approximately $2,000,000 in cash on hand unless an additional source is available.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


     During the three months ended December 31, 1996, Search settled the litigation between it, Craig Hall, Larry E. Levey, and Hall Phoenix/Inwood, Ltd. reported in Search's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. On November 21, 1996, the parties reached a compromise and settlement agreement whereby Search gave HPIL $4,000,000 in cash and a $5,000,000 subordinated debenture. Both parties have agreed to dismiss all litigation and mutually release each other. Messrs. Hall and Levey have resigned from the Board of Directors of the Company and, along with HFG and HPIL, have agreed that for a period of five years, they will refrain from taking substantially any action with respect to the Registrant. See Note 3 of Notes to Condensed Financial Statements in Part I, Item 1, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," Liquidity and Capital Resources in Part I, Item 2 for further discussion.

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

7. Clarify that the 50% mandatory conversion applies to all outstanding shares of 9%/7% Convertible Preferred Stock regardless of when they were issued;

8. Provide that after the effective date of the conversion (i) the accrual of dividends upon the converted 9%/7% Convertible Preferred Stock will cease and (ii) all rights of holders of such stock will cease, except for the right to receive shares of the Common Stock and accrued, unpaid dividends;

9. Clarify (i) the conversion rate for the 9%/7% Convertible Preferred Stock upon the final mandatory conversion on the seventh anniversary of the Effective Date and (ii) that the conversion rate for the final mandatory conversion and the trigger prices per share for the initial 50% mandatory conversion were subject to adjustment if and when the normal two-for-one conversion rate for the 9%/7% Convertible Preferred Stock was adjusted for extraordinary transactions, such as stock splits or combinations, as initially inferred from the existing provisions.

     The amendments also clarify that the Company will pay through the date of conversion any accrued, unpaid dividends on any 9%/7% Convertible Preferred Stock that is mandatorily converted.

     Several provisions in the initial Certificate of Designation were dependent on the market price or average market price of the Common Stock, but failed to contain adequate definitions of those terms. The amendments provide suitable and consistent definitions of these terms. The amendments also add provisions specifying how the Common tock is to be valued for purposes of any dividend payable on the 9%/7% Convertible Preferred Stock in shares of Common Stock. The new provisions specified that the Common Stock dividend value will be based on the average market price of the Common Stock for the 20 trading-day period ending five days prior to the dividend payment date.

     The principal effects of the one-for-eight "reverse" split amendments are as follows:

     1. The one-for-eight "reverse" stock split decreased the number of outstanding shares of the Common Stock, 9%/7% Convertible Preferred Stock, Series B Preferred Stock, and 12% Preferred Stock by 87.5%. The split did not affect the proportionate equity interest in the Company of any holder of Common Stock, 9%/7% Convertible

           Preferred Stock, 12% Senior convertible Preferred Stock or Series B Preferred Stock. Certain terms of the 9%/7% Convertible Preferred Stock, 12% Preferred Stock, and Series B Preferred Stock were increased proportionately to retain the appropriate relationship between conversion rates, dividend rates, redemption prices, conversion trigger prices and liquidation prices.

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

     On November 19, 1996, the Company issued warrants to purchase 11,250 shares of the Common Stock to one of its directors for services to be rendered as a director. These warrants were exempt from registration pursuant to
Section 4, (2) of Securities Act of 1933, as amended. The warrants expire on November 19, 2006 and are exercisable at $9.00 per share of Common Stock.

     On November 25, 1996, the Company issued 231,066 shares of its Common Stock, 271,867 shares of its 9%/7% Convertible Preferred Stock and warrants to purchase 194,960 shares of Common Stock in exchange for approximately $5,500,000 in assets from USLC. These securities are exempt from registration pursuant to Section 1145 of the Federal Bankruptcy Code. The warrants expire on March 14, 2001 and are exercisable at $16.00 to $24.00 per share.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 15, 1996, the Company held a special meeting of its stockholders to vote on the following items:


Item 1 Approval of an increase in the number of shares of the Company's Common Stock for which options may be granted pursuant to the Company's 1994 Employee Stock Option Plan from 1,750,000 shares to 5,000,000 shares;

Item 2 Approval of certain clarifying amendments to the terms of the Company's 9%/7% Convertible Preferred Stock; and

Item 3 Approval of amendments to the Company's Restated Certificate of Incorporation to effect a one-for-eight "reverse" stock split of the Company's Common Stock, 9%/7% Convertible Preferred Stock, 12% Senior Preferred Stock and Series B Preferred Stock.

     The following table shows the voting with respect to these items.


           For       Against    Abstentions  Broker Non-Votes
        ----------  ----------  -----------  ----------------
Item 1  22,859,382  14,744,565    990,828         2,280
Item 2  43,474,924   9,861,576    758,283         1,550
Item 3  43,630,265  11,634,673    466,716

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           The following exhibits are filed in response to Item 601 of Regulation S-K.


Exhibit
Number                                 Description
-------  -----------------------------------------------------------------------
    3.1  Restated Certificate of Incorporation of Search Capital Group, Inc.
         (incorporated by reference to Exhibit 3.1 to the Company's Transition
         Report on Form 10-K for the transition period ended March 31, 1996
    3.2  Certificate of Amendment of Certificate of Designation of 9%/7%
         Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996 (the "9/30/96 Form 10-Q"))
    3.3  Certificate of Designation Series B 9%/7% Convertible Preferred Stock
         (incorporated by reference to Exhibit 3.2 to the 9/30/96 Form 10-Q
    3.4  Certificate of Correction to the Restated Certificate of Incorporation
         (incorporated by reference to Exhibit 3.3 to the 9/30/96 Form 10-Q)
    3.5  Certificate of Amendment of Certificate of Designation of 9%/7%
         Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the 9/30/96 Form 10-Q)
    3.6  Certificate of Amendment to Certificate of Designation of Series B
         9%/7% Convertible Preferred Stock (incorporated by reference to
         Exhibit 3.5 to the 9/30/96 Form 10-Q)
    3.7  Certificate of Amendment of Restated Certificate of Incorporation
         (incorporated by reference to Exhibit 4.7 to the Company's
         Registration Statement on Form S-3, Registration No. 333-20551)
    3.8  Certificate of Elimination of Series B 9%/7% Convertible Preferred
         Stock (incorporated by reference to Exhibit 4.8 to the Company's
         Registration Statement on Form S-3, Registration No. 333-20551)
     27  Financial Data Schedule

      (b)  Reports on Form 8-K:

           The Company filed a Current Report on Form 8-K, dated November 21, 1996, reporting the events described in Part I, Item 1.

           The Company filed a Current Report on Form 8-K, dated November 25, 1996 reporting the acquisition of substantially all of the assets of U.S. Lending Corp.

                           SEARCH CAPITAL GROUP, INC.



SIGNATURE          TITLE                                            DATE
---------          -----                                            ----
                                                                    June 6, 1997
-----------------                                                   ------------
Robert D. Idzi     Senior Executive Vice President, Chief
                   Financial Officer and Treasurer
                                                                    June 6, 1997
-----------------                                                   ------------
Andrew D. Plagens  Senior Vice President, Controller and Chief
                   Accounting Officer

                               INDEX TO EXHIBITS


Exhibit No.                        Description
-----------  -------------------------------------------------------------------

    27       Financial Data Schedule