Form 10-K
period 1997-03-31
SEARCH FINANCIAL SERVICES INC
filed 1997-06-30
CIK 318672

                                                    [Draft of June 26, 1997/BDO]


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ----------------

                                   FORM 10-K
(Mark One)
                   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 1997

                   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
                          Transition Period from                   to

                           Commission File No. 0-9539

           S E A R C H   F I N A N C I A L   S E R V I C E S   I N C.
                       (F/K/A SEARCH CAPITAL GROUP, INC.)
             (Exact name of registrant as specified in its charter)

                DELAWARE                                41-1356819
      (State or other jurisdiction                    (IRS Employer
   of incorporation or organization)                Identification No.)
      600 NORTH PEARL, SUITE 2500
         PLAZA OF THE AMERICAS
             DALLAS, TEXAS                              75201-2899
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (214)  965-6000

                              ----------------

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

                     Yes  [X]      No  [ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $12,395,141 as of June 23, 1997.

As of June 23, 1997, 3,016,444 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on July 28, 1997 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.    BUSINESS


OVERVIEW OF THE COMPANY

         Search Financial Services Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") is a financial services company specializing in the purchase and management of used motor vehicle receivables, typically those owed by consumer obligors who do not qualify for traditional financing. The Company purchases its receivables either through the purchase of individual receivables from franchise and independent automobile and light truck dealers ("Dealers") or through bulk purchases of receivables from Dealers and other finance companies who originate them in the sale of vehicles. During the year ended March 31, 1997, the Company commenced operations in other consumer lending areas by opening several consumer lending branches. As of May 31, 1997, 11 consumer lending branches were operational.

         The automobile finance industry is the second largest consumer finance market in the United States totaling over $350 billion as of December 1996, according to the Federal Reserve Board. Automobile financing is usually provided by finance companies affiliated with manufacturers, banks, credit unions and independent finance companies. The financings are generally segmented according to the type of car sold (new or used) and the credit characteristics of the borrower (generally, prime or non-prime). Non-prime borrowers are individuals who, due to either incomplete or imperfect credit histories, are unable to obtain traditional financing through a bank or one of the finance companies affiliated with manufacturers. It is generally believed that non-prime financing currently accounts for approximately 20% of the automobile finance market. Through its wholly-owned subsidiary, Automobile Credit Acceptance Corp., the Company specializes in purchasing receivables secured by used cars and light trucks and owed by non-prime obligors.

         The Company maintains and monitors standards, both initial and ongoing, that Dealers have to meet before the Company will consider purchasing their receivables. As of March 31, 1997, the Company had approximately 250 Dealers in its dealer network (the "Dealer Network") compared to approximately 50 Dealers in the Dealer Network at March 31, 1996.

         On February 7, 1997, the Company entered into an agreement to acquire MS Financial, Inc. ("MSF") in a stock- for-stock exchange. MSF, headquartered in Jackson, Mississippi, is a specialized consumer finance company that purchases and services retail installment contracts on new and used cars and light trucks. The acquisition is subject to customary conditions, including approvals of the stockholders of the Company and MSF. MSF's principal stockholders, which together own approximately 77% of MSF's outstanding common stock, have agreed to vote their shares in favor of the acquisition. The affirmative vote of a majority of the outstanding shares of MSF's common stock is required for approval of the acquisition by MSF's stockholders. As of March 31, 1997, MSF had total assets of $91,015,000, total liabilities of $73,852,000 and stockholders equity of $17,162,000. The acquisition is expected to close in late July or early August 1997.


DESCRIPTION OF HISTORICAL OPERATIONS AND REORGANIZATION OF FUND SUBSIDIARIES

         Prior to November 1994, the Company financed the purchase of used motor vehicle receivables through the private and public sale of interest-bearing notes (the "Notes") issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow.

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

         From late 1994 until March 1996, the Company operated under financial constraints and had limited ability to raise new operating capital. The purchasing of receivables for the Fund Subsidiaries was governed by trust indentures which restricted management's ability to alter its receivables purchasing criteria in accordance with stricter standards developed by new management. In addition, the Company's inability to access credit sources due to the historical losses on the Company's receivables portfolio and limitations on investment of funds repaid on existing portfolios dramatically reduced the Company's ability to finance the purchase of new receivables. At the same time, to improve the quality of the Company's portfolio of receivables, purchasing procedures were tightened and management significantly reduced the number of Dealers from whom the Company would purchase receivables.

         On August 14, 1995, in order to consummate a debt-to-equity conversion plan, each of the Fund Subsidiaries filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. On March 4, 1996, the Court entered an order (the "Confirmation Order") confirming a Third Amended Joint Plan of Reorganization (the "Joint Plan") for all of the Fund Subsidiaries. The Joint Plan became effective on March 15, 1996 (the "Effective Date").

         As a consequence of effectiveness of the Joint Plan, on the Effective Date, the assets of the Fund Subsidiaries (less funding of a litigation trust and professional fees) were transferred to Search by operation of law in exchange for Search Common Stock and 9%/7% Convertible Preferred Stock and cash to be distributed to the former holders of the Notes and the Notes were deemed canceled.


AUTOMOBILE FINANCE OPERATIONS SINCE REORGANIZATION OF THE FUND SUBSIDIARIES

         Since confirmation of the Joint Plan, the Company has implemented new programs intended to expand its receivables purchasing operations into higher credit quality receivables. Although these new programs target the Company's historical market of purchasers with non-standard credit histories, the Company is focusing more on purchasers with job and residence stability, higher income, and re-established positive credit. Receivables purchased under the new programs typically carry interest rates ranging from approximately 18% to 26% and are generally secured by automobiles up to six years in age that have been driven no more than an average of 25,000 miles per year and fewer than 80,000 total miles. The Company's principal market focus has been in the southern and southwestern states where "self-help" repossession laws promote efficient collection efforts with respect to defaulted receivables, and where milder climates generate higher collateral values for used vehicles. However, the Company is currently expanding the marketing of its new programs to include states in other regions of the United States with laws similar to those of the states in which the Company has focused in the past.

         In connection with the new programs, the Company has established underwriting guidelines to evaluate the quality of receivables, the most significant of which are as follows:

   o The obligor must show one year verifiable residence and three years traceable residence

   o The Company must be able to verify one year of employment for each obligor

   o The obligor must show a positive pay history within the previous two years

   o     The obligor must show gross income of at least $1,200 per month

   o The maximum payment for the purchased vehicle cannot exceed 20% of the obligor's gross income

   o     The debt-to-income gross ratio of the obligor cannot exceed 50%

   o     The downpayment must be 10% of the retail selling price of the vehicle.

For each receivable purchased pursuant to the new programs, the Company generally receives an acquisition fee and purchases the receivables at a discount, ranging from 5% to 10%, depending upon the value of the vehicle and the term of the receivable. As of June 23, 1997, less than 10% of the receivables owned by the Company were purchased using the criteria from the Company's old receivables purchasing programs.

         The Company purchases receivables from a network of Dealers that originate motor vehicle receivables through the sale of automobiles and light trucks. During the reorganization process, because the Company had abandoned its Note offering activities and sharply reduced all receivables purchasing activities, it also experienced a significant reduction in the size of its Dealer Network. The Company is currently marketing its new programs to Dealers through the efforts of employees and marketing representatives. The marketing representatives include both individuals and organizations specializing in the marketing of financing programs to Dealers.

         The Dealers are unaffiliated with the Company. Each Dealer enters into an agreement with the Company and agrees to use Company-approved contract forms. Under the dealer agreements, the Company is under no obligation to purchase any receivables from the Dealer and the Dealer is not obligated to submit any contracts to the Company.

         It is the Company's goal to market the new programs primarily to franchise Dealers and qualified independent Dealers. The Company has set standards for Dealers to qualify as members of the Dealer Network. In most cases, to qualify for membership in the Dealer Network, a Dealer must have been in business at least two years, be in good standing with regulatory and auto-association authorities and meet certain credit standards. The Company generally verifies that a Dealer meets these standards through credit bureau reporting services. Franchise Dealers normally qualify for membership in the Dealer Network.

         Membership in the Dealer Network can be terminated at the Company's discretion. Company personnel review the receivables submitted by and purchased from each Dealer. Decisions to terminate a Dealer from the Dealer Network are made on a case-by-case basis depending on the past performance of the Dealer and performance of the receivables purchased from the Dealer.

         Dealers initiate receivable sales transactions directly with the Company's centralized purchasing personnel by faxing a consumer application to the Company. The Company's decision whether to purchase a receivable is typically communicated to the Dealer within approximately one hour, and, if the application is approved, documentation is completed generally within one week. The Company pays the Dealer for the receivable after receipt and review of the original receivable contract and other required documents and after verification procedures are completed.

         The Company's receivables purchasing personnel review each receivable for compliance with the Company's underwriting criteria, utilizing standard and supporting documentation provided by the selling Dealer and national computerized databases that automatically interact with the Company's proprietary Auto Note Management System Software ("ANMS"). The Company verifies, by reference to published wholesale vehicle value guides, the average wholesale prices of the underlying vehicles. In most instances, the Company performs this pre-purchase receivable evaluation within one hour, thereby assisting the Dealer in the timely sale of the underlying vehicle. This one-hour turnaround time is considered by the Company to be an important competitive factor, and the Company monitors its turnaround time through the ANMS. Once a receivable is purchased, the Company services the receivable out of one of its branch offices. The Company considers its branch office network to be a competitive factor as it facilitates collection and servicing efforts.

         The Company's underwriting strategy differs from many of its competitors. Many of the Company's competitors make only bulk purchases of receivables and/or retain recourse against the selling Dealer for non-payment of the receivable through quasi-loan arrangements, dealer holdbacks, reserve accounts or other collection collateral or guaranties. Other competitors will only purchase receivables that have existed and performed in an acceptable manner for a period of time. Purchase and credit criteria and verification procedures also differ from competitor to competitor.

         In addition to the purchases of individually selected receivables, the Company seeks to acquire pools of non-prime automobile receivables ("Bulk Purchases") from Dealers or other finance companies. A Bulk Purchase is analyzed on both an individual receivable and a pooled basis using criteria similar to those used to evaluate individual receivable purchases from Dealers. During the fiscal year ended March 31, 1997, the Company completed Bulk Purchases of approximately $34,518,000 of gross receivables and acquired $27,490,000 of gross receivables in other acquisitions.

         Following the purchase of each receivable, the Company mails a statement to the obligor a minimum of seven days before each payment becomes due. These statements instruct the obligor to remit payments directly to the Company's post office box or lockbox. Payments may also be made in person at the Company's offices or via Western Union Quick Collect(TM) service or through Ace Cash Express(TM). The Company's principal collection operation is based in Dallas, Texas.

         The Company has a staff of collection personnel that monitor payments on the Company's receivables and contact obligors via telephone when payments are delinquent. Collections personnel generally have (i) a minimum of one year collection experience, (ii) proven ability to obtain corrective action on delinquent accounts and (iii) knowledge of, and ability to comply with, state and federal debt collection laws. Generally, if a receivable shows any indication of default, the receivable is subjected to enhanced collection efforts, including intensified telephone and written contacts aimed at identifying the likelihood and expected amount of payment on the receivable.
At any time after default, the Company may (i) contract with an independent third party repossession firm to locate and peacefully repossess the motor vehicle securing the receivable or (ii) seek and obtain an order of a court of competent jurisdiction for recovery of the motor vehicle. The decision to repossess a motor vehicle is made on a case-by-case basis by a collections unit manager. Factors considered by these unit managers include recent payments and willingness of the obligor to commit to payment by a date certain. Any delays in repossession expose the Company to the risk of reduced resale value for the vehicle due to additional mileage and the possibility of damage or lack of necessary maintenance or repairs to the vehicle. Current Company policy permits deferment of payments only in very limited instances and only with senior management approval. Following repossession of a vehicle, the Company sells the vehicle on a wholesale basis at the highest available bid at an unaffiliated motor vehicle auction.

         The Company's collection and repossession activities are administered with use of a data processing and communications system developed by the Norwest Financial Information Services Group (the "Norwest System"). The Company's ability through the ANMS and the Norwest System to relationally cross-reference receivable collection statistics to a vehicle, Dealer, customer and geographic location assists the Company in monitoring receivables and adjusting purchasing procedures and prices.

AVERAGE RECEIVABLES CHARACTERISTICS

         General. Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's portfolio of motor vehicle receivables, as of March 31, 1997 and March 31, 1996.

AVERAGE RECEIVABLE CHARACTERISTICS

                                                             AS OF                            AS OF
                                                         MARCH 31, 1997                   MARCH 31, 1996
                                                         --------------                   --------------
Average Original Term                                       38.56 mos.                       31.72 mos.
Average Remaining Term                                      22.08 mos.                       30.44 mos.
Average APR                                                     24.14%                           23.94%
Average Monthly Payment Amount                             $    304.90                      $    299.40
Average Original Balance                                   $ 12,202.36                      $  9,568.99
Average Gross Balance                                      $  6,602.18                      $  4,638.09
Average Net Receivable                                     $  5,473.19                      $  3,833.35

Weighted Average APR                                            22.92%                           23.81%

         At March 31, 1997, the Company had an aggregate of 9,421 receivables in its portfolio with an aggregate total unpaid balance of $62,325,000, including $10,636,000 in unearned interest and $5,854,000 in credit loss allowance. Additionally, the Company had a total of 458 vehicles held for resale having an estimated value of approximately $1,196,000.

         Seasonality. The Company's operations are impacted by higher delinquency rates during certain holiday periods.

         Delinquency. Generally, the Company considers a receivable to be impaired if the contractual delinquency is greater than 60 days or the collateral has been repossessed. Once impaired, the Company places the receivable on nonaccrual status, which stops the recognition of interest income. The following table breaks out the receivables that the Company considers unimpaired or accrual status and impaired or nonaccrual status as of March 31, 1997 and March 31, 1996.

                                                  MOTOR VEHICLE RECEIVABLES - AGING AND DELINQUENCIES
                                                                (Dollars in thousands)

                                           AS OF MARCH 31, 1997                             AS OF MARCH 31, 1996
                                  -----------------------------------------       ------------------------------------------
                                                  Total (1)     % of Total                        Total (1)      % of Total
                                  Number of        Unpaid         Unpaid           Number of        Unpaid         Unpaid
Contractual Delinquency           Receivables   Installments   Installments       Receivables    Installments   Installments
-----------------------           -----------   ------------   ------------       -----------    ------------   ------------

Accrual Receivables
  0 to 30 days past due             8,254          $56,074            90%               6,871         $31,816        86%
  31-60 days past due                 702            3,982             6%                 704           3,179         9%
                                  ------------------------------------------------------------------------------------------
   Subtotal                         8,956           60,056            96%               7,575          34,995        95%
                                  ------------------------------------------------------------------------------------------
Nonaccrual Receivables
  61-180 days past due                461            2,255             4%                 420           2,091         5%
  181+ days past due                    4               14             0%                   1               -         -
                                  ------------------------------------------------------------------------------------------
  Subtotal                            465            2,269             4%                 421           2,091         5%
                                  ------------------------------------------------------------------------------------------
All Receivables (2)                 9,421          $62,325           100%               7,996         $37,086     100.0%
                                  ==========================================================================================
 Vehicles held for resale
   @ collateral value                 458          $ 1,196                                333         $   566         -
                                  ==========================================================================================

(1)      Includes unearned income.
(2) Active receivables shown on the face of the Company's balance sheet exclude 452 and 333 accounts that have been reclassified to vehicles held for resale at March 31, 1997 and March 31, 1996, respectively.

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

         The percentage of contractually delinquent accounts has decreased from March 31, 1996 to March 31, 1997. At the end of March 31, 1996, 5% of the Company's active contracts were greater than 60 days contractually delinquent compared to 4% at March 31, 1997. The decrease in the percentage of contractually delinquent accounts is due primarily to the shift in composition of the receivable portfolio from March 31, 1996 to March 31, 1997 from a lower credit quality customer and lower collateral value to a higher credit quality customer and generally higher collateral value. This was accomplished by tightened purchasing procedures and enhanced collection/repossession efforts.


NON-AUTO CONSUMER FINANCE OPERATIONS

         The Company initiated its activities in non-auto consumer lending with the purchase of consumer loans with gross balances of $432,000 in August 1996. The Company opened its first consumer loan office in November 1996 in Baton Rouge, Louisiana, and as of May 31, 1997, it had established 11 consumer loan offices in Georgia, Louisiana, Oklahoma, Puerto Rico, Tennessee and Texas. Gross non-auto consumer loans exceeded $1.3 million at March 31, 1997 and totaled approximately $2.9 million at May 31, 1997. The Company plans to have opened approximately 20 consumer loan branches by the end of fiscal 1998.

         The Company's consumer finance offices provide direct personal loans and retail sales finance, home equity and second-mortgage lending services to their customers. Sales finance loans are available to facilitate the purchase of household appliances and furnishings, to make home improvements, to pay for education, vacation and other personal expenses and to consolidate previously incurred indebtedness. Consumer loan customers are developed through the Company's non-prime automobile lending activities, through the acquisition of retail sales finance contracts from retailers and through existing relationships of the Company's branch office personnel. The Company believes that its non-prime automobile lending and retail sales finance contract purchasing activities can be an important source of new direct consumer loan customers and can lead to development of long-term customer relationships. Consumer loans may be secured or unsecured.

FINANCING

         Hibernia Line of Credit. In September 1996, Search Funding II, Inc. ("SFII"), a wholly-owned subsidiary of Search, entered into a revolving credit agreement (the "Line") with Hibernia National Bank. The Line bears interest at the prime rate plus one percentage point, or 9.50% as of June 20, 1997. The Line has a maximum commitment of $25,000,000 and is limited to a percentage of eligible contracts held by SFII. The Line is secured by all SFII assets and expires on September 11, 1999. Search has guaranteed the Line. Search and SFII must comply with covenants under the Line that require the maintenance of certain financial ratios and other financial conditions.

         Note payable to La Salle Bank, bears interest at prime rate plus 1% (9.50% at March 31, 1997), due monthly, requiring monthly principal payments equal to the positive difference between all cash proceeds received by Search Funding IV ("SFIV") during the month and the sum of all operating expenses incurred by SFIV during the month, with remaining principal due August 2, 1997, collateralized by all assets of SFIV totaling $14,479,000 at March 31, 1997. This debt was assumed by the SFIV in connection with the acquisition of assets from DACC.

         Subordinated Debt and Warehouse Line. The Company has commenced a private placement of $35,000,000 of senior subordinated notes with warrants to purchase common stock and has signed a letter of intent with respect to a $100 million, two-year revolving warehouse line of credit facility. See "Risk Factors - Availability of Funding" below.

         Financing with Hall Financial Group, Inc. and Affiliates. In November 1995, Search entered into a Funding Agreement (the "Funding Agreement") with Hall Financial Group, Inc. ("HFG"). Pursuant to the Funding Agreement, HFG made loans totaling $2,283,000 (the "HFG Notes") to Search. The HFG Notes could, at the election of HFG or its assignee, be converted into a maximum of 312,500 shares of Search common stock. Effective April 2, 1996, Hall/Phoenix Inwood Ltd. ("HPIL"), as assignee of the HFG Notes, converted the HFG Notes into 312,500 shares of Search common stock. Because the conversion price specified in the HFG Notes for these shares was less than the full amount due under the HFG Notes, Search paid to HPIL the remaining portion of the debt evidenced by the HFG Notes ($567,000) in cash.

         The Funding Agreement also provided to HFG the option to purchase common stock, 9%/7% convertible preferred stock and Warrants. Effective April 2, 1996, PHIL, as assignee of HFG, fully exercised this purchase option by paying $4,346,000 to Search for 204,800 shares of common stock, 254,100 shares of 9%/7% convertible preferred stock and warrants to purchase 484,522 shares of common stock.

         In November 1996, the Company repurchased all of its securities owned by HPIL and its affiliates for $4 million in cash and a $5 million subordinated note.

         Effect of Joint Plan. As a result of the confirmation and effectiveness of the Joint Plan, approximately $69,300,000 of debt owed by the Fund Subsidiaries was canceled. The assets of the Fund Subsidiaries (net of a $350,000 deposit to a litigation trust and $2,000,000 escrowed for payment for professional fees), consisting primarily of approximately $29,000,000 of net receivables and $16,345,000 of cash, were deemed transferred to Search. Following the effectiveness of the Joint Plan, consummation of the transactions with HPIL in April 1996 and repayment of the GECC line of credit, the Company had no borrowed debt, approximately $31,000,000 in net receivables and approximately $21,600,000 in cash. See "Item 8. Financial Statements and Supplementary Data" and "Liquidity and Capital Resources."

         Future Financings. The Company presently intends to continue purchasing receivables and expand its operations into other consumer lending areas, both of which will require future financing. The Company is currently pursuing several alternatives to meet its needs for liquidity. These financing alternatives include subordinated debt financing, securitizations and bank lines of credit.

COMPETITION

         The Company has numerous competitors engaged in the business of buying non-prime, used motor vehicle receivables and in making consumer loans. The Company in the past had few competitors that purchased receivables from high credit risk individuals who purchased medium-priced, used motor vehicles in the Company's then primary geographic markets consisting generally of the metropolitan areas of Arizona, Georgia, Florida, South Carolina, Oklahoma, Tennessee and Texas. The Company's new programs target receivables whose obligors have somewhat lower credit risk than obligors of receivables previously purchased by the Company. Though the Company expects to market the new programs in a more diverse geographic region, the Company expects to encounter more competition in the purchase of such lower risk receivables. The Company competes to some extent with providers of alternative financing services, such as floor plan lines of credit from financial institutions, lease financing and dealer self-financing, and certain purchasers of receivables for higher-priced, used motor vehicles. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect to compete with the Company in its market. These competitive factors could have a material adverse effect upon the operations of the Company.

         The Company believes that the primary methods of competition in the non-prime, used motor vehicle finance industry are establishment of Dealer relationships, receivables purchasing criteria, marketing, receivables purchase response time and purchase agreement provisions, including dealer recourse, reserves or commissions.

         The Company commenced its non-auto consumer finance business in November 1996. In that business the Company faces intense competition from numerous competitors, many of which have been in business for substantial periods of time and have significantly greater resources than the Company. The Company believes that the primary methods of competition in the consumer finance business are the establishment of relationships with independent dealers and potential borrowers and loan terms. The Company intends to hire experienced individuals with strong customer relationships to manage its consumer lending branches.

REGULATION

         Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables.
These federal laws and regulations include, among others, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Indebtedness Collection Practices Act, the Magnuson-Moss Warranty Act and the Federal Reserve Board's Regulation Z.
Search believes that it maintains all licenses and permits required for its current operations and is in substantial compliance with all applicable federal, state and local laws. There can be no assurance, however, that Search will be able to maintain all requisite licenses and permits.

         State laws regulate, among other things, the interest rate chargeable on, and terms and conditions of, motor vehicle retail installment loans. These laws also impose restrictions on consumer transactions and require loan disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. As consumer finance companies, Search and MSF are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other theories of liability, usury, wrongful repossession, fraud and discriminatory treatment of credit applicants.

         The Federal Trade Commission ("FTC") has adopted a holder-in-due course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. Another FTC rule requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains the warranty coverage (if any) for such vehicles. Failure of the Dealers to comply with state and federal credit and trade practice laws and regulations could result in consumers having rights of recission and other remedies that could have an adverse effect on Search and MSF.

         In the event of default by an obligor on a motor vehicle receivable or consumer loan that is secured, the Company has the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the obligor voluntarily surrenders a vehicle, self-help repossession, by an independent third-party repossession entity engaged by the Company, is the method usually employed by the Company when an obligor defaults. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order.

         In most jurisdictions, including those states in which the Company presently does or intends to do business, the UCC and other state laws require a secured party to provide an obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of the collateral may be held. Unless waived after default, an obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus, in some jurisdictions, reasonable attorneys' fees, or, in some states, by payment of delinquent installments.


EMPLOYEES

         As of May 31, 1997 the Company had 175 employees, of which 131 were engaged in receivables purchasing/collections/origination, 30 in administration, seven in asset remarketing and seven in senior management.


RISK FACTORS

         The Company faces certain risks associated with the operation of it business that in some cases have affected, and in the future could affect, the Company's actual results of operations. These risk factors include, but are not limited to, the following matters.

         Results of Operations. The Company does not have a history of profitable operations. Although the Company had net income before dividends of $1,283,000 for the fiscal year ended March 31, 1997, it had a net loss before dividends of $2,671,000 for the six months ended March 31, 1996 and a net loss after dividends of $4,871,000 for the fiscal year ended March 31, 1997. The lower net loss before dividends for the fiscal year ended March 31, 1997, as compared to prior periods, was due primarily to a net reduction of prior credit losses of approximately $7,000,000 and significant general and administrative expenses incurred during the prior periods related to the reorganization of the Fund Subsidiaries. The reduction in credit losses is not expected to continue at the same level in future periods. The Company's future profitability will be dependent upon the results of operations from its receivables purchasing and management business and other businesses. There can be no assurance that the Company's businesses will be profitable in the future.

         Availability of Funding. The purchase of receivables and the making of consumer loans requires the Company to raise significant amounts of funds from various sources, including banks, finance companies and other lenders. There can be no assurance that lenders will provide sufficient credit on terms the Company will find acceptable to supplement the Line. The Company has, however, signed a letter of intent with an affiliate of a large Wall Street investment firm with respect to a $100 million, two-year revolving warehouse line of credit facility. The letter of intent is subject to certain conditions, including negotiation and execution of mutually acceptable definitive facility documents and completion of due diligence. The Company's planned financing sources also include (i) a private placement of $35,000,000 of senior subordinated notes with warrants to purchase Common Stock and (ii) securitization of its receivables. The Company will be required to provide adequate collateral in order to securitize its receivables. This collateral may be in one or more of several forms, including third party insurance, cash collateral accounts, over- collateralization and subordinated investment funds. The costs of providing collateral for a securitization may outweigh the benefits that can be obtained from the securitization. The Company's prior securitizations through the Fund Subsidiaries were not successful due to lower than expected collection rates on receivables and lower than expected recoveries on the sale of repossessed vehicles. There can be no assurance that funding will be available to the Company through borrowings, subordinated note offerings or securitizations or, if available, that such funding will be on terms acceptable to the Company. Even if available, there can be no assurance that the future borrowing or securitization activities of the Company will be profitable.

         Risks in Motor Vehicle Receivables Purchasing and Consumer Finance Businesses. The Company faces all of the risks inherent in the motor vehicle receivables purchasing business and in the consumer finance business. There also can be no assurance that the Company will properly evaluate the receivables that it purchases or the borrowers to whom it makes consumer loans. There can be no assurance that the Company will be able to purchase sufficient receivables and make a sufficient number of consumer loans to profitably employ its capital and borrowed funds. The Company purchases receivables whose obligors, and makes loans to consumers who, do not typically qualify for traditional financing as a result, among other things, of poor credit history, lack of steady employment and/or low income. These individuals generally have higher percentage default rates than individuals with better credit histories. In addition, the vehicles securing the Company's receivables are subject to deterioration in value due to the passage of time or usage by the obligor, and the Company's loans to consumers may be unsecured. The Company has limited historical information related to the quality of receivables it is purchasing under its new receivables purchasing program. There can be no assurance that the Company's efforts to purchase higher credit quality receivables will be successful or profitable. In addition, the Company has little history in the consumer loan business. A general economic downturn could adversely affect the ability of obligors and borrowers to make payments to the Company on its receivables and loans. Substantial unexpected delinquencies or charge-offs on its receivables or loans could have a material adverse effect on the Company's results of operations. As of March 31, 1997, the Company had an allowance for credit losses of $5,854,000, which was approximately 11% of its net receivables, as compared to $13,353,000, or 44% of net receivables, as of March 31, 1996. The decrease is primarily attributable to the significant change in the Company's receivables portfolio from March 31, 1996 to March 31, 1997. All the Company's receivables as of March 31, 1996 were purchased under its prior purchasing program for lower credit quality receivables. Currently, less than 10% of the Company's portfolio is represented by those receivables. The remainder of the portfolio was compiled of new originations under the Company's new receivables purchasing program and receivables acquired in bulk purchases and other acquisitions. There can be no assurance that the provision for credit losses is sufficient to cover all losses that the Company may incur.

         Acquisition Strategy. The Company intends to continue to pursue its current growth strategy, which includes acquiring portfolios of non-prime used motor vehicle receivables and other non-prime used motor vehicle finance companies. There can be no assurance that the Company will be able to make profitable acquisitions or successfully integrate any businesses that it acquires into its operations without substantial costs, delays or other problems. In addition, there can be no assurance that any acquired businesses will be profitable at the time of their acquisition or will achieve profitability that justifies the investment therein or that the Company will be able to realize expected operating and economic efficiencies following such acquisitions. Acquisitions may involve a number of special risks, including adverse effects on the Company's reported operating results, devotion of management's attention, increased burdens on the Company's management resources and financial controls, dependence on retention and hiring of key personnel, unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's results of operations.

         Leverage. The Company intends to borrow substantial funds to finance its operations. As the Company's debt leverage increases, its vulnerability to adverse general economic conditions and to increased competitive pressures will also increase.

         Increases in Interest Rates. While the automobile receivables purchased by the Company and the loans it makes in most cases bear interest at a fixed rate, often near the maximum rates permitted by law, the Company will finance a substantial portion of its loans and receivables purchases by incurring indebtedness with floating interest rates. The Company's interest costs will increase during periods of rising interest rates. Such increases may decrease the Company's net interest margins and thereby adversely affect the Company's profitability.

         Dealers. The Company plans to expand its receivables purchasing activities by re-establishing relationships and establishing new relationships with Dealers. Dealers often already have favorable secondary financing sources, which may restrict the Company's ability to develop Dealer relationships and delay the Company's growth. Competitive conditions in the Company's markets may result in a reduction in the price discounts available from or fees paid by Dealers and a lack of available receivables, which could adversely affect the Company's profitability and its growth plans.

         Reliance on Information Processing Systems. The Company's business depends upon its ability to store, retrieve, process and manage significant amounts of information. Impairment of data integrity, loss of stored data, interruption, breakdown or malfunction of the Company's information processing systems caused by telecommunications failure, conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power outage or disruption or other events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Geographic Concentration. Currently, the Company is purchasing receivables whose obligors, and making loans to customers who, are located primarily in Texas and certain southeastern states. Although the Company has expanded, and expects to continue to expand, its operations to other geographic areas, the Company's performance may be adversely affected by regional or local economic conditions. The Company may from time to time make acquisitions in regions outside of its current operating areas. There can be no assurance that the Company's expansion into new geographic areas will generate operating profits.

         Key Officer. The Company's future success depends in some measure upon its Chief Executive Officer, who has significant experience in the consumer finance business. An unexpected loss of services of this officer could have a material adverse effect upon the Company. The Company does not currently maintain key person life insurance on the Chief Executive Officer but intends to seek such coverage.

         Competition. The Company has numerous competitors engaged in the business of buying non-prime motor vehicle receivables and in making consumer loans. Many of these competitors have significantly greater financial resources and staff than the Company. Some of these competitors may generally be able or willing to accept more risk in their activities than the Company. Competition may reduce the number of suitable receivables offered for sale to the Company and increase the bargaining power of Dealers with which the Company seeks to do business. These competitive factors could have a material adverse effect upon the operations of the Company.

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

         State laws regulate, among other things, the interest rates chargeable on, and terms and conditions of, motor vehicle retail installment loans. These laws also impose restrictions on consumer loan transactions and require loan disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. As a consumer finance company, the Company from time to time may be subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other theories of liability, usury, wrongful repossession, fraud and discriminatory treatment of credit applicants.

         The FTC has adopted a holder-in-due-course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. Another FTC rule requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains the warranty coverage (if any) for such vehicles. Failure of the Dealers to comply with state and federal credit and trade practice laws and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on the Company.

         The failure to comply with legal requirements applicable to its business could have a material adverse effect on the Company's results of operations. Further, the adoption of additional, or the revision of existing, laws and regulations could have a material adverse effect on the Company's business.

         Industry Considerations. In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation and other events. In addition, one of these companies has filed for bankruptcy protection. These announcements have had, and may continue to have, a disruptive effect on the market for securities of non-prime automobile finance companies, are expected to result in a tightening of credit to the non-prime markets and could lead to enhanced regulatory oversight. Furthermore, companies in the used car financing market have been subject to an increasing number of lawsuits brought by customers alleging violations of various federal and state consumer credit and similar laws and regulations. There can be no assurance that similar claims will not be asserted against the Company in the future or that its operations will not be subject to enhanced regulatory oversight.

         Potential Adverse Effects of Litigation. The Company is a party to two pending lawsuits. Although the Company believes the allegations in these suits are without merit, there can be no assurance a settlement of, or judgment in, these lawsuits will not adversely affect the Company. See Item 3 - Legal Proceedings.


                          -------------------------

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "project," "goal," "continue," or comparable terminology. Such statements involve risks or uncertainties and are qualified in their entirety by the cautions and risk factors set forth above under "Risk Factors" and contained in other Company documents filed with the Securities and Exchange Commission.


ITEM 2.    PROPERTIES

         The Company's principal executive offices are located at 600 North Pearl Street, Dallas, Texas 75201. The Company leases approximately 25,000 square feet of space at this facility under a lease expiring in 2002. The Company leases an additional approximately 6,000 square feet of space in Dallas, Texas that is utilized as the Company's principal collection center under a lease expiring in 2001.

         The Company also leases 11 consumer lending offices, some of which also serve as remote collection facilities. Generally, these facilities are leased for a period of three to five years and provide for cancellation rights after a prescribed period of time.

         The Company believes that all of its facilities are suitable and adequate for the Company's purposes.


ITEM 3.    LEGAL PROCEEDINGS

         The Company and certain of its former officers and directors are defendants in a case styled Janice and Warren Bowe, et al. v. Search Capital Group, Inc., et al., Cause No. 1:95CSV649BR, filed in the Federal District Court for the Southern District of Mississippi (the "Bowe Action"). The plaintiffs, who are former holders of notes issued by three of the Company's former subsidiaries, allege that the registration statements pursuant to which the notes were sold contained material misrepresentations and omissions of fact with respect to collection rates on contracts, expected repossession rates, the Company's accounting controls and computer systems, the operating results and financial condition of the Company and its subsidiaries and the ability of the subsidiaries to pay the notes at the projected rates of return, and were, therefore, materially false and misleading in violation of the securities laws. The plaintiffs seek unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who purchased notes issued by the three subsidiaries. While the Company believes the suit is without merit and has been vigorously defending itself, it has also sought to reach a negotiated settlement of all claims of all potential class members in the Bowe Action that would also include a settlement of all claims of the litigation trust (the "Litigation Trust") established under the plan of reorganization of eight of the Company's subsidiaries for the purpose, among other things, of pursuing causes of action of the former holders of notes issued by those subsidiaries who assigned their claims related to the Bowe Action to the Litigation Trust.

         While a settlement agreement in principle subject to a number of conditions was reached in March 1997 that would have required the Company to pay $350,000 in cash and issue shares of its Common Stock having a value of $1,375,000, the Company suspended further negotiations because of the decline in the market price of the Common Stock during the first half of May. The Company intends to resume negotiations when the market price of the Common Stock recovers to its pre-May trading range, but there can be no assurance that the other parties will be willing to resume negotiations or that a settlement on terms acceptable to the Company will be concluded. The court had dismissed the plaintiffs' motion for class certification, without prejudice and subject to renewal and final disposition, pending the outcome of settlement discussions. The Company has a reserve of $500,000 related to the Bowe Action. A settlement or judgment in excess of this reserve could adversely effect the Company.

         The Company and its wholly-owned subsidiary, Automobile Credit Acceptance Corp. ("ACAC"), are defendants in a pending civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc. v. Tim Clothier and Automobile Credit Acceptance Corp., Cause No. 153-144940. The plaintiff alleges the existence of a partnership between the plaintiff and another defendant and seeks damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by the plaintiff. In this action, the plaintiff alleges that ACAC wrongfully assisted its co-defendant and tortiously interfered with the plaintiff's contracts and business and has claimed, as actual damages,

$680,000. The Company believes that these allegations are without merit. The case has been set for trial in July 1997. The Company intends to vigorously defend itself at the trial.

         The Company is from time to time involved in litigation that is incidental to its business. There are, however, no other legal proceedings presently threatened or pending relating to the Company which would, in the opinion of management, have a material impact on the financial condition or results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 4 X.    BUSINESS HISTORIES OF EXECUTIVE OFFICERS

         GEORGE C. EVANS, 62, joined the Company as President, Chief Executive Officer and director in January 1995. In May 1995, Mr. Evans became Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors. He relinquished the President's title in May 1997. Mr. Evans has over 30 years' experience in the consumer lending and financial services industry. During 1992 and 1993, Mr. Evans was President and Chief Executive Officer of Century Acceptance Corporation, a 32-state operation engaged in consumer and automobile financing. Previously, he served as President and Chief Operating Officer of Associates Financial Services Company, Inc., Vice Chairman of Associates Corporation of North America and Chairman of Associates' International subsidiaries, where his responsibilities included 6,000 employees and $3.5 billion in receivables, with 1,100 branches and annual earnings in the $100 million range.

         ANTHONY J. DELLAVECHIA, 61, became associated with the Company as an independent consultant in August 1995. He was elected Senior Executive Vice President, Operations Director in January 1996, President and Chief Operating Officer in May 1997 and a director in June 1997. Mr. Dellavechia has over 30 years' experience in the consumer lending and financial services industry.
Prior to his becoming associated with the Company, Mr. Dellavechia was an independent financial services consultant. Mr. Dellavechia served in several executive capacities, including Senior Executive Vice President, Operations Director, with Associates Financial Services Company, Inc. from 1979 until his retirement in 1985. He was named President of U.S. Consumer Operations in 1983.

         JAMES F. LEARY, 67, became a director of the Company in May 1995 and Vice Chairman-Finance in September 1995. Mr. Leary was a founder and general partner of Sunwestern Investment Group, an investment advisory and venture capital management firm. He previously served as director, Chief Financial Officer and Senior Executive Vice President for Associates Corporation of North America. He also founded, and was responsible for, the Venture Capital Department of CIT Financial Corporation.

         ROBERT D. IDZI, 52, joined the Company as Chief Financial Officer in October 1994. He was elected Senior Vice President in November 1994, Treasurer in December 1994, Executive Vice President in February 1996 and Senior Executive Vice President, Administration in August 1996. Mr. Idzi served as Vice President, Treasurer, Chief Financial Officer and director of Unilease Computer Corporation, which engaged in the leasing of mainframe computers and peripheral equipment, from 1986 until 1987. From 1987 until 1992, Mr. Idzi was Senior Vice President and Chief Financial Officer of Equator Holdings, Ltd., a U.S.-based merchant bank subsidiary of the Hongkong Shanghai Banking Group.

         ELLIS A. REGENBOGEN, 50, joined Search as Senior Vice President, General Counsel and Secretary in August 1996. He was elected Executive Vice President in January 1997. Mr. Regenbogen has more than 25 years' experience as a corporate securities, finance and mergers and acquisitions attorney with major law firms and corporations. Prior to joining Search, he was Vice President/Law & Administration, General Counsel and Secretary of Orthofix, Inc., a manufacturer of advanced medical devices. Prior thereto, he was a Partner in Jones, Day, Reavis & Pogue, an international law firm.

         ANDREW L. TENNEY, 66, joined Search as Operations Director in January 1995. In March 1995, he was elected Executive Vice President. Mr. Tenney has over 30 years' experience in the consumer lending and financial services industry. Prior to joining Search, he was Executive Vice President of Century Acceptance Corporation. Previously, he was employed at Associates Financial Services Company, Inc. as Senior Vice President, Marketing, and Executive Vice President in Consumer Operations.

         TIMOTHY G. VORBECK, 46, joined Search as Executive Vice President, Operations in July 1996. Mr. Vorbeck has 25 years' experience in the consumer lending and financial services industry. He was Vice President, Operations of Fidelity Acceptance Corp. from November 1993 until he joined Search and was Director of Operations of American General Finance Company prior thereto.

         CAROLYN MALONE, 54, was among the Company's original management staff. As director of human resources, Ms. Malone was promoted to Vice President in November 1994 and to Senior Vice President in February 1997. Prior to her affiliation with the Company, she spent 15 years with an oil and gas exploration entrepreneur and seven years with McCommons Oil Company. For the past 30 years, her business career has involved human resources, office management and administration.

         ANDREW D. PLAGENS, 29, joined the Company in May 1994 as Accounting Manager. He was promoted to Assistant Controller and Analyst in March 1995, became Controller in July 1995, was elected Vice President in January 1996 and was elected Senior Vice President in May 1997. Prior to joining the Company, Mr. Plagens was employed by Hein + Associates and Baird, Kurtz & Dobson, independent certified public accountants.


                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The information appearing under the heading "Stock Market Information" on page 40 of the Company's 1997 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

         On February 13, 1997, the Company issued warrants to purchase an aggregate of 122,500 shares of its Common Stock to the Company's non-employee directors in connection with their services as directors. The warrants will expire on February 13, 2007 and are exercisable at $6.125 per share. The issuance of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

         The information appearing under the heading "Selected Consolidated Financial Information" on page 34 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 35 through 40 of the Annual Report is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Certified Public Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements on pages 14 through 33 of the Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 6 and 15 to 16, respectively, of the Proxy Statement for the Annual Meeting of Stockholders of the Company scheduled to be held on July 28, 1997 (the "Proxy Statement") is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The information under the heading "Compensation of Directors" on pages 5 and 6, and the information under the headings "Executive Compensation -- Summary Compensation Table," "-- Stock Options and Warrants," "-- Agreements with Executive Officers" and "-- Compensation Committee Interlocks and Insider Participation" on pages 7 through 9, of the Proxy Statement is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Principal Holders of Capital Stock" on page 2 of the Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Election of Directors - Certain Relationships and Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The following report and financial statements are included in the Annual Report and incorporated by reference in this Report:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of March 31, 1997 and March 31, 1996 Consolidated Statements of Operations for the year ended March 31,
                 1997, the six months ended March 31, 1996 and the year ended September 30, 1995
         Consolidated Statements of Changes in Stockholders' Equity (Capital
                 Deficit) for the period from October 1, 1994 through March 31, 1997
         Consolidated Statements of Cash Flows for the year ended March 31,
                 1997, the six months ended March 1996 and the year ended September 30, 1995
         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules

         All financial statement schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or the notes thereto.

    (3)  Exhibits

  Exhibit
  Number                     Description
  -------                    -----------

    2.1 Third Amended Joint Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 17, 1996 (the "April 8-K"))

    2.2 Modification to Third Amended Joint Plan of Reorganization (incorporated herein by reference to Exhibit 2.2 to the April 8-K)

    2.3 Order Confirming Third Amended and Supplemented Joint Plan, Pursuant to 11 U.S.C. Section 1129 (incorporated herein by reference to Exhibit 2.3 to the April 8-K)

    2.4        Chapter 11 Post-Confirmation Order (incorporated by reference to
               Exhibit 2.4 to the April 8-K)

    2.5 Order Regarding Entry Date of Order Confirming Third Amended and Supplemented Joint Plan Pursuant to 11 U.S.C. Section 1129 (incorporated by reference to Exhibit 2.5 to the April 8-
               K)

    2.6 Order Granting Second Motion for Technical, Non-Material Modification to the Third Amended and Supplemented Joint Plan of Reorganization (incorporated by reference to Exhibit 2.6 to the April 8-K)

    3.2 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996)

  Exhibit
  Number                          Description
  -------                         -----------


    3.3 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 1996 (the "September 10-Q")

    3.4 Certificate of Correction to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 to the September 10-Q)

    3.5 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the September 10-Q)

    3.6 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated herein by reference
               to   Exhibit 4.7  to the  Company's Registration  Statement  on
               Form  S-3 (Registration No. 333-20551) (the "Form S-3"))

    3.7 Certificate of Elimination of Series B 9%/7% Convertible Preferred Stock (incorporated herein by reference to Exhibit
               4.8 to the Form S-3)

    3.8        Certificate  of  Ownership  and Merger  Merging  ELIR Corp.
               into  Search  Capital Group,  Inc.

    3.9        Bylaws of the Company

    4.1 Warrant Agreement dated as of March 27, 1996 between the Company and American Securities Transfer & Trust, Inc., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 15,
               1996)

    4.2 First Amendment to Warrant Agreement dated as of July 18, 1996 between the Company and American Securities Transfer & Trust, Inc. and Hall Phoenix/Inwood, Ltd. (incorporated herein by reference to Exhibit 4.10 to the Form S-3)

    4.3 Second Amendment to Warrant Agreement dated as of November 22, 1996 between the Company and American Securities Transfer & Trust, Inc. (incorporated herein by reference to Exhibit 4.11 to the Form S-3)

    4.4 Loan Agreement dated September 11, 1996 between Search Funding II, Inc. and Hibernia National Bank (incorporated herein by reference to Exhibit 4.7 to the Form S-4)

    4.5 Commercial Security Agreement dated September 11, 1996 between Search Funding II, Inc. and Hibernia National Bank (incorporated herein by reference to Exhibit 4.8 to the Form S-4)

    4.6 Commercial Guaranty dated September 11, 1996 between the Company and Hibernia National Bank (incorporated herein by reference to Exhibit 4.9 to the Form S-4)

    4.7 Promissory Note dated September 11, 1996 in the principal amount of $25,000,000 payable to Hibernia National Bank (incorporated herein by reference to Exhibit 4.10 to the Form S-4)

  Exhibit
  Number                          Description
  -------                         -----------

    4.8        Other than the  indebtedness evidenced by the  agreements listed
               in  Exhibit 4.4 and 4.7  above and Exhibit  10.25   below, none
               of the outstanding long-term debt of the Company and its consolidated subsidiaries exceeds ten percent (10%) of the total assets of the Company and its consolidated subsidiaries, and,
               except  for   Exhibit  10.17,  copies  of   the  constituent
               instruments defining the rights of the holders of such debt are not included as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

   10.1 Agreement and Plan of Merger dated as of February 7, 1997 among the Company, Search Capital Acquisition Corp. and MS Financial, Inc. ("MSF") (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 7, 1997 (the "February 8-K"))

   10.2 Stockholders Agreement dated as of February 7, 1997, between the Company and certain stockholders of MSF (incorporated by reference to Exhibit 2.2 to the February 8-K)

   10.3 Form of Escrow Agreement between the Company, MSF, certain stockholders of MSF and U.S. Trust Company of Texas, N.A., as escrow agent (incorporated herein by reference to Exhibit 10.2 to the Form S-4)

   10.4 Form of Warrant to purchase shares of Common Stock of the Company issued to directors containing a cashless exercise feature (incorporated herein by reference to Exhibit 10.9 to the Form S-4)

   10.5 1994 Employee Stock Option Plan, as amended and adjusted (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-22315))

   10.6 Letter Agreement dated May 16, 1996 between the Company and Alex. Brown & Sons Incorporated and Addenda A, D and E thereto (incorporated herein by reference to Exhibit 10.14 to the Form S-4)

   10.7 Employment Letter Agreement between George C. Evans and the Company dated January 20, 1995 (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (the "1995 10-K"))

   10.8 Amendment to Employment Letter Agreement of George c. Evans dated May 10, 1995 (incorporated herein by reference to Exhibit
               10.22 to the 1995 10-K)

   10.9 Amendment to Employment Letter Agreement of George C. Evans dated March 20, 1996 (incorporated herein by reference to Exhibit 10.17 to the Form S-4)

   10.10 Amendment to Employment Letter Agreement of George C. Evans dated February 13, 1997 (incorporated herein by reference to Exhibit 10.18 to the Form S-4)

   10.11       Employment  Letter  Agreement  between the  Company  and  James
               F. Leary dated May 1, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996)

   10.12 Letter agreement between the Company and Inter-Atlantic Securities Corp. dated August 23, 1996 (incorporated herein by reference to Exhibit 10.20 to the Form S-4)

   10.13 Letter agreement between the Company and Inter-Atlantic Securities Corp. dated September 6, 1996 (incorporated herein by reference to Exhibit 10.21 to the Form S-4)

  Exhibit
  Number                          Description
  -------                         -----------

   10.14 Compromise and Settlement Agreement by and among Craig Hall, Larry Levey, Hall Financial Group, Inc., Phoenix/Inwood Corp. and Hall Phoenix/Inwood, Ltd. and the Company effective as of November 21, 1996 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 1996 (the "November 8-K"))

   10.15 Mutual Release Agreement effective as of November 21, 1996 by and among the Company, George C. Evans, Craig Hall, Larry Levey, Hall Financial Group, Inc., Phoenix/Inwood Corp. and Hall Phoenix/Inwood, Ltd. (incorporated herein by reference to Exhibit 10.2 to the November 8-K)

   10.16 Standstill Agreement effective as of November 21, 1996 by and among the Company, Craig Hall, Larry Levey, Hall Financial Group, Inc., Phoenix/Inwood Corp. and Hall Phoenix/Inwood, Ltd. (incorporated herein by reference to Exhibit 10.3 to the November 8-K)

   10.17 Subordinated Note of the Company dated November 21, 1996 in the principal amount of $5,000,000 (incorporated herein by reference to Exhibit 10.4 to the November 8-K)

   10.18       Asset  Purchase Agreement (the "Asset  Purchase Agreement")
               among  U.S. Lending Corporation, as Debtor-In-Possession,   the
               Company  and  Search  Funding  III,  Inc.   dated  July  17,
               1996 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

   10.19 Second Amendment dated November 5, 1996 to the Asset Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

   10.20 Asset Acquisition Agreement among the Company, Search Funding IV, Inc. and Dealers Alliance Credit Corp. dated as of August 2, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 6, 1996 (the "August 8-K"))

   10.21 Sub-Debt Acquisition Agreement among the Company, Search Funding IV, Inc., R-H Capital Partners, L.P. and Kellett Investment Corporation dated as of August 6, 1996 (incorporated herein by reference to Exhibit 2.2 to the August 8-K)

   10.22 Escrow Agreement among the Company, Dealers Alliance Credit Corp., Search Funding IV, Inc., R- H Capital Partners, L.P., Kellett Investment Corporation and U.S. Trust Company of Texas, N.A. dated as of August 6, 1996 (incorporated herein by reference to Exhibit 2.3 to the August 8-K)

   10.23 Search-DACC Shareholders Agreement dated as of August 2, 1996 between the Company and Dealers Alliance Credit Corp. (incorporated herein by reference to Exhibit 2.4 to the August 8-K)

   10.24 Sub-Debt Shareholders Agreement dated as of August 2, 1996 among the Company, R-H Capital Partners, L.P. and Kellett Investment Corporation (incorporated herein by reference to Exhibit 2.5 to the August 8-K)

   10.25 Debt Assumption Agreement dated as of August 2, 1996 among the Company, Search Funding IV, Inc., LaSalle National Bank, as Agent, Bank One Chicago, N.A. and Fleet Capital Corporation (incorporated herein by reference to Exhibit 2.6 to the August 8-K)

  Exhibit
  Number                          Description
  -------                         -----------

   10.26 Motor Vehicle Installment Sales Contract Assignment and Purchase Agreement dated September 27, 1996 between Eagle Finance Corp. and Search Funding Corp. (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 27, 1996)

   10.27 Motor Vehicle Installment Sales Contract Assignment and Purchase Agreement dated as of November 1, 1996 between MSF and Search Funding Corp. (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

   10.28       Letter agreement between  the Company and  MSF dated November
               4, 1996 (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

    11         Statement re computation of per share earnings

    13 Portions of the Company's Annual Report to Stockholders for the year ended March 31, 1997

    22         Subsidiaries of the Company

    23         Consent of BDO Seidman, LLP

    24         Power of Attorney (included on signature page)

    27         Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated February 7, 1997 reporting pursuant to Item 5 that it had entered into an Agreement and Plan of Merger pursuant to which it would acquire MS Financial, Inc.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEARCH FINANCIAL SERVICES INC.



                                        By:     /s/ George C. Evans
                                                ------------------------------
                                                Chairman of the Board
                                                and Chief Executive Officer


Date:    June 30, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             (POWER OF ATTORNEY)

         Each person whose signature appears below constitutes and appoints George C. Evans, Robert D. Idzi and Ellis A. Regenbogen as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.


/s/ George C. Evans                  Chairman of the Board, Chief Executive        June 30, 1997
-------------------------            Officer and Director
George C. Evans


/s/ Richard F. Bonini                Director                                      June 30, 1997
-------------------------
Richard F. Bonini


/s/ William H. T. Bush               Director                                      June 30, 1997
-------------------------
William H. T. Bush


/s/ Frederick S. Hammer              Director                                      June 30, 1997
-------------------------
Frederick S. Hammer


/s/ Luther H. Hodges, Jr.            Director                                      June 30, 1997
-------------------------
Luther H. Hodges, Jr.


/s/ James F. Leary                   Director
-------------------------
James F. Leary                                                                     June 30, 1997


/s/ A. Brean Murray                  Director                                      June 30, 1997
-------------------------
A. Brean Murray

/s/ Douglas W. Powell         Director                                           June 30, 1997
-------------------------
Douglas W. Powell


/s/ Barry W. Ridings          Director                                           June 30, 1997
-------------------------
Barry W. Ridings


/s/ Robert D. Idzi            Senior Executive Vice President, Chief             June 30, 1997
-------------------------     Financial Officer and Treasurer
Robert D. Idzi


/s/ Andrew D. Plagens         Senior Vice President, Controller and              June 30, 1997
-------------------------     Chief Accounting Officer
Andrew D. Plagens


                              INDEX TO EXHIBITS


  Exhibit
  Number                        Description
  -------                       -----------

    2.1 Third Amended Joint Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 17, 1996 (the "April 8-K"))

    2.2 Modification to Third Amended Joint Plan of Reorganization (incorporated herein by reference to Exhibit 2.2 to the April 8-K)

    2.3 Order Confirming Third Amended and Supplemented Joint Plan, Pursuant to 11 U.S.C. Section 1129 (incorporated herein by reference to Exhibit 2.3 to the April 8-K)

    2.4        Chapter 11 Post-Confirmation Order (incorporated by reference to
               Exhibit 2.4 to the April 8-K)

    2.5 Order Regarding Entry Date of Order Confirming Third Amended and Supplemented Joint Plan Pursuant to 11 U.S.C. Section 1129 (incorporated by reference to Exhibit 2.5 to the April 8-
               K)

    2.6 Order Granting Second Motion for Technical, Non-Material Modification to the Third Amended and Supplemented Joint Plan of Reorganization (incorporated by reference to Exhibit 2.6 to the April 8-K)

    3.2 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996)

  Exhibit
  Number                          Description
  -------                         -----------


    3.3 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 1996 (the "September 10-Q")

    3.4 Certificate of Correction to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 to the September 10-Q)

    3.5 Certificate of Amendment of Certificate of Designation of 9%/7% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the September 10-Q)

    3.6 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated herein by reference
               to   Exhibit 4.7  to the  Company's Registration  Statement  on
               Form  S-3 (Registration No. 333-20551) (the "Form S-3"))

    3.7 Certificate of Elimination of Series B 9%/7% Convertible Preferred Stock (incorporated herein by reference to Exhibit
               4.8 to the Form S-3)

    3.8        Certificate  of  Ownership  and Merger  Merging  ELIR Corp.
               into  Search  Capital Group,  Inc.

    3.9        Bylaws of the Company

    4.1 Warrant Agreement dated as of March 27, 1996 between the Company and American Securities Transfer & Trust, Inc., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 15,
               1996)

    4.2 First Amendment to Warrant Agreement dated as of July 18, 1996 between the Company and American Securities Transfer & Trust, Inc. and Hall Phoenix/Inwood, Ltd. (incorporated herein by reference to Exhibit 4.10 to the Form S-3)

    4.3 Second Amendment to Warrant Agreement dated as of November 22, 1996 between the Company and American Securities Transfer & Trust, Inc. (incorporated herein by reference to Exhibit 4.11 to the Form S-3)

    4.4 Loan Agreement dated September 11, 1996 between Search Funding II, Inc. and Hibernia National Bank (incorporated herein by reference to Exhibit 4.7 to the Form S-4)

    4.5 Commercial Security Agreement dated September 11, 1996 between Search Funding II, Inc. and Hibernia National Bank (incorporated herein by reference to Exhibit 4.8 to the Form S-4)

    4.6 Commercial Guaranty dated September 11, 1996 between the Company and Hibernia National Bank (incorporated herein by reference to Exhibit 4.9 to the Form S-4)

    4.7 Promissory Note dated September 11, 1996 in the principal amount of $25,000,000 payable to Hibernia National Bank (incorporated herein by reference to Exhibit 4.10 to the Form S-4)

  Exhibit
  Number                          Description
  -------                         -----------

    4.8        Other than the  indebtedness evidenced by the  agreements listed
               in  Exhibit 4.4 and 4.7  above and Exhibit  10.25   below, none
               of the outstanding long-term debt of the Company and its consolidated subsidiaries exceeds ten percent (10%) of the total assets of the Company and its consolidated subsidiaries, and,
               except  for   Exhibit  10.17,  copies  of   the  constituent
               instruments defining the rights of the holders of such debt are not included as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

   10.1 Agreement and Plan of Merger dated as of February 7, 1997 among the Company, Search Capital Acquisition Corp. and MS Financial, Inc. ("MSF") (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 7, 1997 (the "February 8-K"))

   10.2 Stockholders Agreement dated as of February 7, 1997, between the Company and certain stockholders of MSF (incorporated by reference to Exhibit 2.2 to the February 8-K)

   10.3 Form of Escrow Agreement between the Company, MSF, certain stockholders of MSF and U.S. Trust Company of Texas, N.A., as escrow agent (incorporated herein by reference to Exhibit 10.2 to the Form S-4)

   10.4 Form of Warrant to purchase shares of Common Stock of the Company issued to directors containing a cashless exercise feature (incorporated herein by reference to Exhibit 10.9 to the Form S-4)

   10.5 1994 Employee Stock Option Plan, as amended and adjusted (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-22315))

   10.6 Letter Agreement dated May 16, 1996 between the Company and Alex. Brown & Sons Incorporated and Addenda A, D and E thereto (incorporated herein by reference to Exhibit 10.14 to the Form S-4)

   10.7 Employment Letter Agreement between George C. Evans and the Company dated January 20, 1995 (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (the "1995 10-K"))

   10.8 Amendment to Employment Letter Agreement of George c. Evans dated May 10, 1995 (incorporated herein by reference to Exhibit
               10.22 to the 1995 10-K)

   10.9 Amendment to Employment Letter Agreement of George C. Evans dated March 20, 1996 (incorporated herein by reference to Exhibit 10.17 to the Form S-4)

   10.10 Amendment to Employment Letter Agreement of George C. Evans dated February 13, 1997 (incorporated herein by reference to Exhibit 10.18 to the Form S-4)

   10.11       Employment  Letter  Agreement  between the  Company  and  James
               F. Leary dated May 1, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Transition Report on Form 10-K for the transition period ended March 31, 1996)

   10.12 Letter agreement between the Company and Inter-Atlantic Securities Corp. dated August 23, 1996 (incorporated herein by reference to Exhibit 10.20 to the Form S-4)

   10.13 Letter agreement between the Company and Inter-Atlantic Securities Corp. dated September 6, 1996 (incorporated herein by reference to Exhibit 10.21 to the Form S-4)

  Exhibit
  Number                          Description
  -------                         -----------

   10.14 Compromise and Settlement Agreement by and among Craig Hall, Larry Levey, Hall Financial Group, Inc., Phoenix/Inwood Corp. and Hall Phoenix/Inwood, Ltd. and the Company effective as of November 21, 1996 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 1996 (the "November 8-K"))

   10.15 Mutual Release Agreement effective as of November 21, 1996 by and among the Company, George C. Evans, Craig Hall, Larry Levey, Hall Financial Group, Inc., Phoenix/Inwood Corp. and Hall Phoenix/Inwood, Ltd. (incorporated herein by reference to Exhibit 10.2 to the November 8-K)

   10.16 Standstill Agreement effective as of November 21, 1996 by and among the Company, Craig Hall, Larry Levey, Hall Financial Group, Inc., Phoenix/Inwood Corp. and Hall Phoenix/Inwood, Ltd. (incorporated herein by reference to Exhibit 10.3 to the November 8-K)

   10.17 Subordinated Note of the Company dated November 21, 1996 in the principal amount of $5,000,000 (incorporated herein by reference to Exhibit 10.4 to the November 8-K)

   10.18       Asset  Purchase Agreement (the "Asset  Purchase Agreement")
               among  U.S. Lending Corporation, as Debtor-In-Possession,   the
               Company  and  Search  Funding  III,  Inc.   dated  July  17,
               1996 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

   10.19 Second Amendment dated November 5, 1996 to the Asset Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

   10.20 Asset Acquisition Agreement among the Company, Search Funding IV, Inc. and Dealers Alliance Credit Corp. dated as of August 2, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 6, 1996 (the "August 8-K"))

   10.21 Sub-Debt Acquisition Agreement among the Company, Search Funding IV, Inc., R-H Capital Partners, L.P. and Kellett Investment Corporation dated as of August 6, 1996 (incorporated herein by reference to Exhibit 2.2 to the August 8-K)

   10.22 Escrow Agreement among the Company, Dealers Alliance Credit Corp., Search Funding IV, Inc., R- H Capital Partners, L.P., Kellett Investment Corporation and U.S. Trust Company of Texas, N.A. dated as of August 6, 1996 (incorporated herein by reference to Exhibit 2.3 to the August 8-K)

   10.23 Search-DACC Shareholders Agreement dated as of August 2, 1996 between the Company and Dealers Alliance Credit Corp. (incorporated herein by reference to Exhibit 2.4 to the August 8-K)

   10.24 Sub-Debt Shareholders Agreement dated as of August 2, 1996 among the Company, R-H Capital Partners, L.P. and Kellett Investment Corporation (incorporated herein by reference to Exhibit 2.5 to the August 8-K)

   10.25 Debt Assumption Agreement dated as of August 2, 1996 among the Company, Search Funding IV, Inc., LaSalle National Bank, as Agent, Bank One Chicago, N.A. and Fleet Capital Corporation (incorporated herein by reference to Exhibit 2.6 to the August 8-K)

  Exhibit
  Number                          Description
  -------                         -----------

   10.26 Motor Vehicle Installment Sales Contract Assignment and Purchase Agreement dated September 27, 1996 between Eagle Finance Corp. and Search Funding Corp. (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 27, 1996)

   10.27 Motor Vehicle Installment Sales Contract Assignment and Purchase Agreement dated as of November 1, 1996 between MSF and Search Funding Corp. (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

   10.28       Letter agreement between  the Company and  MSF dated November
               4, 1996 (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

    11         Statement re computation of per share earnings

    13 Portions of the Company's Annual Report to Stockholders for the year ended March 31, 1997

    22         Subsidiaries of the Company

    23         Consent of BDO Seidman, LLP

    24         Power of Attorney (included on signature page)

    27         Financial Data Schedule