Form 10-Q
period 1997-06-30
SEARCH FINANCIAL SERVICES INC
filed 1997-08-14
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended:                     Commission File Number:
          June 30, 1997                                   0-9539
-----------------------------------          ---------------------------------

                        SEARCH FINANCIAL SERVICES INC .
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            Delaware                                      41-1356819
-----------------------------------          ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                          600 North Pearl, Suite 2500
                              Dallas, Texas 75201
                              -------------------
          (Address of principal executive offices, including zip code)

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

                                Yes   [X]     No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                Number of Shares Outstanding
             Class                                 at August 12, 1997(1)
-----------------------------------          ---------------------------------
   Common Stock, $.01 par value                          3,016,444

--------------

(1) Does not include 3,666,500 shares to be issued for the MS Financial acquisition.

                         SEARCH FINANCIAL SERVICES INC.
                                FORM 10-Q INDEX


PART I                     FINANCIAL INFORMATION                                                          PAGE
------                                                                                                    ----
Item 1.                    Consolidated Financial Statements.................................................3

Item 2.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................13

PART II                    OTHER INFORMATION................................................................18
-------

Item 1.                    Legal Proceedings................................................................18

Item 6.                    Exhibits and Reports on Form 8-K.................................................19

SIGNATURES                 .................................................................................20


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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended June 30, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," " continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's 10-K Annual Report for the fiscal year ended March 31, 1997 and in other Company documents filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          Consolidated Balance Sheets

                                                          June 30, 1997  March 31, 1997
ASSETS                                                      Unaudited       Audited
------                                                    -------------  --------------
Gross contracts receivable (Note 2)                       $ 63,710,000    $ 62,325,000
Unearned interest                                          (14,604,000)    (10,636,000)
                                                          ------------    ------------
Net contracts receivable                                    49,106,000      51,689,000
Allowance for credit losses                                 (3,281,000)     (5,854,000)
Loan origination costs                                       5,948,000       5,852,000
Amortization of loan origination costs                      (4,653,000)     (4,379,000)
                                                          ------------    ------------
    Net contract receivables - after allowance for
      credit losses & other costs                           47,120,000      47,308,000
                                                          ------------    ------------
Cash and cash equivalents                                    7,320,000      12,249,000
Vehicles held for resale                                       637,000       1,196,000
Property and equipment, net                                  1,823,000       1,608,000
Intangibles, net                                             6,084,000       6,252,000
Other assets, net                                            2,381,000         910,000
                                                          ------------    ------------

    Total assets                                          $ 65,365,000    $ 69,523,000
                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Lines of credit                                           $ 23,250,000    $ 23,715,000
Notes Payable                                                9,399,000       9,596,000
Accrued settlements                                            500,000         540,000
Dividends payable                                            1,700,000       1,670,000
Accounts payable and other liabilities                       1,061,000       1,090,000
Accrued interest                                               315,000         271,000
Redeemable warrants                                          1,074,000       1,035,000
Subordinated debenture                                       5,000,000       5,000,000
                                                          ------------    ------------
    Total Liabilities                                       42,299,000      42,917,000
                                                          ------------    ------------

    Stock repurchase (Note 4)                                       --       2,078,000
                                                          ------------    ------------

Stockholders' Equity
--------------------
Convertible preferred stock                                    201,000         201,000
Common stock                                                   252,000         252,000
Additional paid-in capital                                  76,437,000      78,047,000
Accumulated deficit                                        (52,612,000)    (52,760,000)
                                                          ------------    ------------
    Total equity                                            24,278,000      25,740,000
                                                          ------------    ------------
Receivable from officers and directors                      (1,212,000)     (1,212,000)
                                                          ------------    ------------
    Total stockholders' equity                              23,066,000      24,528,000
                                                          ------------    ------------
    Total liabilities and stockholders' equity            $ 65,365,000    $ 69,523,000
                                                          ============    ============


         See accompanying notes to consolidated financial statements.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                            Three Months Ended Three Months Ended
                                                               June 30, 1997      June 30, 1996
                                                            ------------------ ------------------
Interest revenue                                              $     2,447,000    $     1,659,000
Interest expense                                                   (1,035,000)           (22,000)
                                                              ---------------    ---------------
Net interest income                                                 1,412,000          1,637,000

Reduction of credit losses                                          2,505,000          1,382,000
                                                              ---------------    ---------------

Net interest income after reduction of credit losses                3,917,000          3,019,000
                                                              ---------------    ---------------

General and administrative expense                                  3,769,000          2,528,000
                                                              ---------------    ---------------

Net income (loss) before dividends                                    148,000            491,000
Preferred stock dividends                                          (1,610,000)        (1,404,000)
                                                              ---------------    ---------------
Net loss attributable to common stockholders                  $    (1,462,000)   $      (913,000)
                                                              ===============    ===============

Net loss per share attributable to common stockholders        $          (.46)   $          (.27)
                                                              ===============    ===============

Weighted average number of common shares outstanding                3,163,000          3,328,000
                                                              ===============    ===============

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                 JUNE 30, 1997        JUNE 30, 1996
                                                              ------------------   ------------------
OPERATING ACTIVITIES:
Net income (loss)                                              $         148,000    $         491,000
   Adjustments to reconcile net income (loss) to cash used
     in operations:
     Reduction of credit losses (Note 2)                              (2,505,000)            (496,000)
     Accretion of warrant debt                                            39,000               22,000
     Amortization of deferred offering costs                              28,000                   --
     Amortization of loan origination costs                              274,000              142,000
     Amortization of goodwill                                            168,000                   --
     Depreciation                                                        165,000              134,000
   Changes in assets and liabilities:
     Decreases (increases) in other assets                            (1,499,000)             336,000
     Increases (decreases) in interest payable                            44,000                   --
     Increases (decreases) in accounts payable                           (24,000)          (5,149,000)
     Increases (decreases) in accrued expenses                           (40,000)                  --
                                                               -----------------    -----------------
Cash used in operations                                               (3,202,000)          (4,520,000)
                                                               -----------------    -----------------

INVESTING ACTIVITIES:
     Purchase of contracts receivable                                 (6,144,000)          (2,745,000)
     Increase in loan origination fee                                    (96,000)                  --
     Principal payments on contracts receivables                       7,748,000            5,249,000
     Proceeds from sales of vehicles                                   1,470,000            1,273,000
     Purchase of property and equipment                                 (380,000)             (61,000)
                                                               -----------------    -----------------
Cash provided by investing activities                                  2,598,000            3,716,000
                                                               -----------------    -----------------

FINANCING ACTIVITIES:
     Borrowings under line of credit                                   3,575,000                   --
     Repayments under line of credit                                  (4,040,000)            (173,000)
     Notes payable proceeds                                            2,144,000                   --
     Notes payable repayments                                         (2,341,000)                  --
     Capital lease principal payments                                     (5,000)             (15,000)
     Stock repurchase                                                 (2,078,000)                  --
     Net proceeds from debt conversion and sale of stock                      --            4,106,000
     Payment of dividends on preferred stock                          (1,580,000)             (60,000)
                                                               -----------------    -----------------
Cash provided by (used in) financing activities                       (4,325,000)           3,858,000
                                                               -----------------    -----------------

CHANGE IN CASH AND CASH EQUIVALENTS:
     Change in cash and cash equivalents                              (4,929,000)           3,054,000
     Cash and cash equivalents - beginning                            12,249,000           17,817,000
                                                               -----------------    -----------------
     Cash and cash equivalents - ending                        $       7,320,000    $      20,871,000
                                                               =================    =================

Supplemental Information:
           Cash Paid for Interest                              $         991,000    $          16,000
                                                               =================    =================

                         SEARCH FINANCIAL SERVICES INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated financial statements of Search Financial Services Inc. ("Search") and together with its subsidiaries ("Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company for the periods presented. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1997.

         During the quarter ended June 30, 1997, the Company recorded adjustments which it considers not of a normal recurring nature. These adjustments include a $2,505,000 reduction in loan loss reserves due to changed estimates relating to the timing of expected future cash flows due to the Company selling a portion of its deficiency balance accounts for approximately $1,450,000, $298,000 in management fees from the MS Financial acquisition and $44,000 related to the Autostar Solutions lawsuit in which the Company reversed an accrual after the jury ruled in the Company's favor.

         These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K Audited Report for the 12 months ended March 31, 1997. The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods balances to conform to current period presentation.

         Effective May 16, 1997, the name of Search was changed from Search Capital Group, Inc. to Search Financial Services Inc. In November 1996, the Company effected a 1-for-8 reverse stock split. All references in the financial statements and notes to the number of shares outstanding, the number of shares subject to warrants and options and per share amounts have been retroactively restated to reflect the reverse split.


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

         In accordance with SFAS No. 114, receivables are analyzed on a loan-by-loan basis. The Company evaluates the impairment of receivables generally based on the receivables' contractual delinquency. Generally, the Company considers receivables that are contractually delinquent 60 days or more or with respect to which the underlying collateral has been repossessed to be impaired. When the receivable is considered impaired, interest income ceases to be recognized. Once impaired, the Company looks to the underlying collateral for repayment of the receivable.

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

AVERAGE RECEIVABLE CHARACTERISTICS

         At June 30, 1997, the Company had an aggregate of 8,351 receivables in its portfolio with an aggregate total unpaid balance of $63,710,000, including $14,604,000 in unearned interest and $3,281,000 in credit loss allowance compared to an aggregate of 9,421 receivables in its portfolio with an aggregate total unpaid balance of $62,325,000, including $10,636,000 in unearned interest and $5,854,000 in credit loss allowance as of March 31, 1997. Additionally, the Company had a total of 245 vehicles held for resale having an estimated value of approximately $637,000 as of June 30, 1997, compared to 452 vehicles held for resale as of March 31, 1997 with a value of approximately $1,196,000. Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's portfolio of receivables as of June 30, 1997 and March 31, 1997.

                                           AS OF             AS OF
                                       JUNE 30, 1997     MARCH 31, 1997
                                      ---------------   ----------------
Average Original Term - Months               39.7               38.6
Average Remaining Term - Months              23.9               22.1
Average APR                                  23.6%              24.1%
Average Payment Amount                 $      298         $      305
Average Original Gross Balance         $   12,385         $   12,202
Average Current Gross Balance          $    7,629         $    6,615
Average Net Receivable                 $    5,880         $    5,487
Weighted Average APR                         22.5%              22.9%


CONTRACTUAL MATURITIES

         The following tables set forth certain information related to the contractual maturities of the Company's contract receivables as of June 30, 1997 and March 31, 1997.

                                                               AS OF JUNE 30, 1997
                                  -------------------------------------------------------------------
                                                            12 MONTHS ENDING JUNE 30,
                                                                               2001 AND
                                   1998           1999           2000         THEREAFTER       TOTAL
                                  -------        -------        -------        -------        -------
Future payments receivable        $20,768        $19,150        $13,360        $10,432        $63,710
Less unearned interest              7,803          5,657          1,038            106         14,604
                                  -------        -------        -------        -------        -------
Net contractual maturities        $12,965        $13,493        $12,322        $10,326        $49,106
                                  =======        =======        =======        =======        =======


                                                         AS OF MARCH 31, 1997
                                  -------------------------------------------------------------------
                                                      12 MONTHS ENDING MARCH 31,
                                                                               2001 AND
                                   1998           1999           2000         THEREAFTER       TOTAL
                                  -------        -------        -------        -------        -------
Future payments receivable        $28,541        $18,710        $11,359        $ 3,715        $62,325
Less unearned interest              5,424          3,404          1,276            532         10,636
                                  -------        -------        -------        -------        -------
Net contractual maturities        $23,117        $15,306        $10,083        $ 3,183        $51,689
                                  =======        =======        =======        =======        =======


         In the opinion of management, a portion of the receivables shown above will be repaid or extended either before or past the contractual maturity date. In addition, some of those receivables will be charged off before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections or interest income.

RECEIVABLES DELINQUENCY

         Delinquency. Generally, the Company considers a receivable to be impaired if the contractual delinquency is greater than 60 days or the collateral has been repossessed. Once impaired, the Company places the receivable on nonaccrual status, which stops the recognition of interest income. The following table breaks out the receivables that the Company considers unimpaired or accrual status and impaired or nonaccrual status as of June 30, 1997 and March 31, 1997.

                                                               (Dollars in thousands)
                                           AS OF JUNE 30, 1997                       AS OF MARCH 31, 1997
                                 -----------------------------------------  ----------------------------------------
                                                Total (1)     % of Total                   Total (1)    % of Total
                                  Number of      Unpaid         Unpaid       Number of      Unpaid        Unpaid
Contractual Delinquency          Receivables   Installments   Installments  Receivables   Installments  Installments
-----------------------          -----------   ------------   ------------  -----------   ------------  ------------
Accrual Receivables
   0 to 30 days past due               7,382    $   58,962            93%         8,254    $   56,074            90%
   31-60 days past due                   478         2,697             4%           702         3,982             6%
                                  ----------    ----------    ----------     ----------    ----------    ----------
    Subtotal                           7,860        61,659            97%         8,956        60,056            96%
                                  ----------    ----------    ----------     ----------    ----------    ----------
Nonaccrual Receivables
  61-180 days past due                   487         2,043             3%           461         2,255             4%
  181+ days past due                       4             8             0%             4            14             0%
                                  ----------    ----------    ----------     ----------    ----------    ----------
    Subtotal                             491         2,051             3%           465         2,269             4%
                                  ----------    ----------    ----------     ----------    ----------    ----------
All Receivables (2)                    8,351    $   63,710           100%         9,421    $   62,325           100%
                                  ==========    ==========    ==========     ==========    ==========    ==========
  Vehicles held for
     resale @ collateral
     value                               245    $      637                          458    $    1,196
                                  ==========    ==========                   ==========    ==========

(1)      Includes unearned income.
(2) Active receivables shown on the face of the Company's balance sheet exclude 245 and 458 accounts that have been reclassified to vehicles held for resale at June 30, 1997 and March 31, 1997, respectively.

         The following tables set forth certain information related to the delinquency of the Company's contract receivables as of June 30, 1997 and March 31, 1997.

                                                         AS OF JUNE 30, 1997
                               ------------------------------------------------------------------------------
                                                                                           NET RECEIVABLES
        CONTRACTUAL               NUMBER OF     TOTAL UNPAID   UNEARNED    ALLOWANCE FOR  AFTER ALLOWANCE FOR
        DELINQUENCY            RECEIVABLE S(1)  INSTALLMENTS   INTEREST    CREDIT LOSSES    CREDIT LOSSES
        -----------            ---------------  -----------   ----------   -------------  -------------------
Unimpaired receivables                 7,860    $   61,659    $   14,258    $    2,951        $   44,450
Impaired receivables                     491         2,051           346           330             1,375
                                  ----------    ----------    ----------    ----------        ----------
                  Total                8,351    $   63,710    $   14,604    $    3,281        $   45,825
                                  ==========    ==========    ==========    ==========        ==========

Reserve for credit losses as a percent of net receivables                                            6.7%
                                                                                              ==========

                                                          AS OF MARCH 31, 1997
                               ------------------------------------------------------------------------------
                                                                                           NET RECEIVABLES
        CONTRACTUAL               NUMBER OF     TOTAL UNPAID   UNEARNED    ALLOWANCE FOR  AFTER ALLOWANCE FOR
        DELINQUENCY            RECEIVABLE S(1)  INSTALLMENTS   INTEREST    CREDIT LOSSES    CREDIT LOSSES
        -----------            ---------------  -----------   ----------   -------------  -------------------
Unimpaired receivables                 8,956    $   60,056    $   10,302    $    4,861        $   44,893
Impaired receivables                     465         2,269           334           993               942
                                  ----------    ----------    ----------    ----------        ----------
                Total                  9,421    $   62,325    $   10,636    $    5,854        $   45,835
                                  ==========    ==========    ==========    ==========        ==========

Reserve for credit losses as a percent of net receivables                                           11.3%
                                                                                              ==========

(1) Excludes 245 and 458 accounts that have been reclassified to vehicles held for resale as of June 30, 1997 and March 31, 1997, respectively.

         The following table shows the changes in the Company's allowance for loan losses for the three months ending June 30, 1997.

                                                                 THREE MONTHS ENDING
                                                                    JUNE 30, 1997
                                                                 -------------------
Balance at beginning of period                                         $5,854,000
Allowance recorded on acquisition of receivables                          273,000
Increase in allowance for loan losses                                   1,627,000
Proceeds received on previously charged-off accounts                    3,253,000
Reduction in allowance for credit losses                               (4,132,000)
Receivables charged off against allowance                              (3,594,000)
                                                                       ----------
Balance at end of period                                               $3,281,000
                                                                       ----------
Net credit losses as a percent of average net receivables                     7.1%
                                                                       ==========

         The allowance for credit losses contained both a provision for anticipated loan losses and a reduction of the provision for loan losses from prior estimates for the three months ended June 30, 1997 as follows (in thousands).


                                                                   Three months Ending
                                                                       June 30, 1997
                                                                    -------------------
Provision for loan losses                                               $  1,617
Reduction in allowance                                                    (4,132)
                                                                        --------
Net effect on statement of operations                                      2,505
                                                                        ========

         The Company's receivables are generally installment receivables having a fixed annual percentage rate ("APR"). These receivables are predominantly secured by motor vehicles as of June 30, 1997. The obligors of the Company's receivables are domestically-based at the time the receivables are originated or purchased by the Company from a dealer. The Company has no material amount of foreign receivables.

         Receivables become nonaccrual status due to their contractual delinquency exceeding 60 days or due to repossession of underlying collateral. The Company also considers certain delinquent receivables that are in the contractual status of less than 60 days past due to be potential problem receivables. Uncertainty as to overall economic conditions, regional considerations, and current trends in portfolio growth cause the Company to review these receivables for impairment.

         The Company considers Texas, Tennessee and Mississippi to be states with receivable concentrations, because receivables with obligors in each of these states exceed 10% of total outstanding receivables. Most of the Company's receivables are due from individuals located in large metropolitan areas of Texas and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. Generally, the Company holds titles as collateral for all receivables until such receivables are paid in full.

3.       TRANSACTIONS WITH HALL AND AFFILIATES

         On November 30, 1995, Search entered into a Funding Agreement ("Funding Agreement") with Hall Financial Group, Inc. ("HFG"). Pursuant to the Funding Agreement, HFG made loans totaling $2,283,000 ("HFG Notes") to Search. The HFG Notes could, at the election of HFG or its assigns, be converted into a maximum 312,500 shares of Search common stock. Effective April 2, 1996, Hall/Phoenix Inwood, Ltd. ("HPIL"), as assignee of the HFG Notes, converted the Notes into 312,500 shares of Search common stock. Because the conversion price specified in the HFG Notes for these shares was less than the full amount due under the HFG Notes, Search paid to HPIL the remaining portion of the debt evidenced by the HFG Notes ($567,000) in cash.

         The Funding Agreement also provided to HFG the option to purchase common stock, 9%/7% convertible preferred stock, and Warrants. Effective April 2, 1996, HPIL, as assignee of HFG, fully exercised this purchase option by paying $4,346,000 cash to Search for 204,800 shares of common stock, 254,100 shares of 9%/7% convertible preferred stock, and Warrants to purchase 484,522 shares of common stock.

         Pursuant to the Funding Agreement, HFG was entitled to elect one director to Search's Board if HFG converted the HFG Notes into common stock and to elect another director if HFG purchased at least $1,000,000 Present Value of securities from Search. As a result of satisfaction of these conditions, two HFG officers were appointed to Search's Board.


         In November 1996, the Company repurchased all of its securities owned by HPIL and its affiliates for $4 million in cash and a $5 million subordinated note. At the same time, the two HFG officers resigned from Search's Board.


4.       STOCK CANCELLATION AND STOCK REPURCHASE AGREEMENT

         In May 1995, Search purchased from one of its directors 62,500 shares of Search's common stock for $18.00 per share, market value on that date. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring in May 1997 to vote 101,515 shares of common stock held by a trust formed by the former director. These shares held by the trust and an additional 13,902 shares held by an individual retirement account of the former director were subject to a "put" to the Company in May 1997 for $18.00 per share, the market value at the date of the agreement. On May 8, 1997, 115,417 shares were put to the Company, at which time the Company was required to pay $2,078,000 in cash.


5.        WARRANTS

         Search is authorized to issue Warrants to purchase up to 10,000,000 shares of common stock pursuant to a warrant agreement dated as of March 22, 1996, as amended. Warrants to purchase 625,000 shares are to be issued to noteholders and other unsecured claim holders under the Joint Plan, and Warrants to purchase 314,589 shares of common stock issued in connection with the acquisition of the assets of DACC and USLC are outstanding. Warrants to purchase

84,522 shares of common stock and other Warrants to purchase 375,000 shares of common stock were repurchased from HPIL in November 1996.

         The exercise price per share of the Warrants is $18.00 and increases by $2.00 on March 15 of each successive year through 2000. The Warrants will expire on March 14, 2001, at which time Search must redeem all unexercised Warrants at a redemption price of $2.00 per share. Because the Warrants must be redeemed if not exercised, they have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,879,000 will be made over the term of five years using the interest method.


5.       MS FINANCIAL ACQUISITION

         On February 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MS Financial, Inc. ("MSF"). Effective July 31, 1997, pursuant to the Merger Agreement, as amended, Search Capital Acquisition Corp., a wholly-owned subsidiary of the Company, merged into MSF (the "Merger"), resulting in MSF becoming a wholly-owned subsidiary of the Company. Pursuant to the Merger, each outstanding share of common stock of MSF was converted into the right to receive 0.3515 (the "Exchange Ratio") of a share of common stock of the Company. The Exchange Ratio was determined by dividing $1.63 by $4.6375, which was the average price per share of the common stock of the Company for the 10-day trading period ending on the fifth business day prior to the special meeting of stockholders of MSF at which the Merger Agreement was considered for adoption. The Merger was approved by the stockholders of MSF and the Registrant at their respective special meetings of stockholders held on July 31, 1997 and became effective that day. As a result of the Merger, Search will issue 3,666,500 shares of its common stock.

         MSF, based in Jackson, Mississippi, is a specialized consumer finance company that purchases and services retail installment contracts relating to new and used cars and light duty trucks. MSF serves dealerships in 13 states, primarily in the southeast and south central United States. As of July 31, 1997, MSF had total assets of approximately $75,000,000, including net installment contracts and amounts due under securitizations of approximately $65,000,000. It also had total liabilities of approximately $66,000,000, including a bank line of credit having an outstanding balance of approximately $63,000,000. MSF managed and owned a total of approximately $90,000,000 of net installment contracts as of July 31, 1997. The Company intends to maintain MSF's Mobile, Alabama collection center. Certain MSF loan servicing and collection activities will be transferred to the Company's Dallas collection center. The Company will also maintain a regional office in Jackson, Mississippi, other branch locations and key personnel of MSF to continue marketing efforts to MSF's existing auto dealer network. MSF and the Company reached agreement with MSF's bank group led by Fleet Bank, N.A. to an extension of MSF's $70,000,000 line of credit until July 31, 1998. The line of credit must be reduced to $50,000,000 by December 31, 1997. On August 8, 1997, MSF received an income tax refund of $4,700,000 which was used to pay down the balance of the line of credit. The Company will record the acquisition using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Search Financial Services Inc. (herein called "Search" and together with its consolidated subsidiaries called the "Company") is a financial services company specializing in the purchase and management of non-prime motor vehicle receivables, typically those owed by consumer obligors who do not qualify for traditional financing. The Company purchases its receivables either through the purchase of individual receivables from franchise and independent automobile and light truck dealers ("Dealers") or through bulk purchases of receivables from Dealers and other finance companies who originate them in the sale of vehicles. During the year ended December 31, 1996, the Company commenced operations in other consumer lending areas by opening several consumer lending branches. As of June 30, 1997, 14 consumer lending branches were operational.

         Prior to November 4, 1994, the Company primarily financed the purchase of non-prime motor vehicle receivables through the private and public sale of interest-bearing rates (the "Notes") issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Until March 1996, the purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria. In March 1996, following confirmation of the Fund Subsidiaries' plan of reorganization, under bankruptcy proceedings the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were canceled. At that time, the Company implemented its new purchasing program (the "Preferred Program"). The Preferred Program continues to focus on the purchasing of non-prime motor vehicle receivables whose obligors have non-prime credit histories, but places more emphasis on job, income and residence stability and re-established positive credit of the obligor than the Company's earlier programs.

         The Company anticipates lower repossession rates and higher repossession sale proceeds as a result of the Preferred Program. The terms of loans under the Preferred Program generally range from 30 months to 60 months.


RESULTS OF OPERATIONS

Comparison of Three-Month Period Ended June 30, 1997 and 1996

         The Company purchased 401 contracts during the three months ended June 30, 1997 compared to 288 contracts during the same three months ended June 30, 1996. The cost of contracts purchases was $4,184,000 ($10,435 per contract) compared to $2,745,000 ($9,531 per contract) for the three-month periods in 1997 and 1996, respectively. The Company has also expanded into other areas of consumer finance. During the three months ended June 30, 1997, the Company purchased or originated 987 consumer loan contracts at a cost of $1,960,000 ($1,985 per contract). The Company did not purchase or originate consumer loan contracts during the three months ended June 30, 1996.

         Interest revenue increased from $1,659,000 for the three months ended June 30, 1996 to $2,447,000 for the three months ended June 30, 1997. The increase of $788,000 or 47.5% is a result of higher average interest earning net receivables for the three-month period ended June 30, 1997 of $49,013,000 compared to $25,073,000 for the period ended June 30, 1996.

         Interest expense increased from $22,000 to $1,035,000 for the three months ended June 30, 1997 compared to the same three-month period ended June 30, 1996. The increase in interest expense is due to increased borrowings associated with the outstanding lines of credit and increases in warrant accretion.

         The provision for credit losses was favorably impacted by the sale for $1,400,000 of previously charged-off loans, i.e. loans on which generally no payments have been received for at least one year. Reflecting the benefit of this sale, the reduction of credit losses was $2,505,000 for the quarter ended June 30, 1997, versus $1,382,000 for the three months ended June 30, 1996. In addition, Search's remote collections facilities have continued to maintain their successful efforts in contacting and collecting from chronically delinquent and charged-off accounts and locating accounts previously identified as skips. In the future, management anticipates a lower reduction of credit losses as the number of remaining charged-off accounts continues to decrease.

         General and administrative expenses increased from $2,528,000 to $3,769,000 for the three months ended June 30, 1997, compared to the same three-month period in June 30, 1996. The increase in general and administrative expenses is primarily related to increased expenses associated with the opening of new consumer lending branches, expansion of the Company's servicing capacity, and increases in professional fees.

         Preferred stock dividends increased from $1,404,000 for the three months ended June 30, 1996 to $1,610,000 for the three months ended June 30, 1997. This increase in preferred stock dividend is related to an increase in preferred stock shares issued as a result of the U.S. Lending Corporation and Dealers Alliance Credit Corporation acquisitions.

         The Company had outstanding approximately 50,000 shares of its 12% convertible preferred stock outstanding and approximately 2,456,000 shares of 9%/7% convertible preferred stock during the three months ended June 30, 1997, compared to approximately 50,000 and approximately 2,130,000 shares of 12% convertible preferred stock and 9%/7% convertible preferred stock, respectively, outstanding during the three months ended June 30, 1996.

         Net loss per share increased from $(.27) per share for the three months ended June 1996 to $(.46) per share for the three months ended June 30, 1997. The increase is due to an $206,000 increase in preferred stock dividends and corresponding decrease of $343,000 in net income before dividends.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company will have an ongoing requirement during the next 12 months to raise substantial amounts of cash to support its activities. Currently, the principal cash requirements include amounts to purchase and originate receivables, to cover operating expenses and to pay preferred stock dividends. The Company has $7,320,000 of cash on hand as of June 30, 1997, which it does not consider adequate to meet its cash needs during the next 12 months. Because the consumer finance industry requires the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and will be an important element in the Company's liquidity. The Company intends to leverage its net worth and any subordinated debt in the future to enhance its liquidity. Additionally, the Company will endeavor to maximize its liquidity by diversifying its sources of cash which will include cash from operations, the securitization of receivables, lines of credit available from commercial banks and a subordinated debt-offering.

         The Company's cash needs are the results of activities of the Company in three areas. First, operating activities are the result of net interest income (interest income less interest expense) less cash used to pay operating expenses. Second, investing activities are those in which the Company either purchases or originates receivables and collects principal payments and repossession proceeds and purchases or sells fixed assets used in its various locations. Finally, financing activities are those activities in which the Company borrows or repays line of credit agreements, raises cash or repays cash from securitizations, subdebt or equity offerings. Following is a discussion of each activity.

Operating Activities

         In the first quarter of fiscal 1998 and fiscal 1997, the Company earned net income before dividends ("operating profit") of $148,000 and $491,000, respectively. These operating profits do not equate to the same amount of operating cash flows due to non-cash adjustments included in operating profit, but which produced no actual cash flows. These adjustments are the result of changed estimates in loan loss provisions and payments for accrued expenses. The Company does not expect to generate operating cash flows in the foreseeable future. In order to continue to cover its operating expenses in the next 12 months, the Company will be required to do one or a combination of the following: leverage any unencumbered receivables, raise additional equity or debt through public or private sales, securitize receivables, sell receivables or grow its receivable base large enough to generate operating cash flows. Unless a significant acquisition occurs during the next 12 months, the Company does not expect its receivable base to become large enough to produce positive operating cash flows.


         The acquisition of MS Financial should provide the Company with higher net interest revenue due to the Company's existing servicing capacity in place. As of August 10, 1997, the Company has completed or will complete by the end of the quarter ending September 30, 1997, complete consolidation of the MS Financial operation that existed in Jackson, Mississippi other than the requirements necessary to perform contract underwriting in Jackson. The significant reduction in MSF's overhead is intended to give the Company the additional net operating income, in the range of $1,200,000 per quarter assuming the Company is successful in expanding MSF's marketing efforts to generate receivable growth to offset liquidation in the existing MS Financial portfolio.

Investing Activities

         In the first quarter of fiscal 1998 and fiscal 1997, the Company's investing activities produced $2,598,000 positive cash flows from investing activities compared to $3,716,000 positive cash flows from investing activities, respectively. The primary reason for the Company's investing activities providing cash flow is due to the Company not purchasing or originating receivables in amounts greater than the liquidation of its receivable base. The Company anticipates encountering negative cash flows from its investing activities in the next 12 months as its marketing activities are enhanced with the addition of the Merger and its consumer finance operations are expanded to grow the Company's receivable base. In addition to the Company marketing efforts, material bulk purchases could produce negative investing cash flows as well.

         The Company's investing activities will be constrained to the extent it does not have an adequate financing source or sources in place. Should the Company obtain adequate financing and find acceptable receivables to purchase or originate, the Company should be able to grow its receivable base and possibly help produce positive operating cash flows.

Financing Activities

         In the first quarter of fiscal 1998 and fiscal 1997, the Company's financing activities produced $4,325,000 negative cash flows compared to $3,858,000 positive cash flows, respectively. The decrease in cash flows from financing activities is caused by the repayments under lines of credit and notes payable exceeding borrowings, the repurchase of treasury stock of $2,078,000 and the payment of preferred dividends of $1,580,000. The Company anticipates having positive cash flows from investing activities in the next 12 months as it expands its lines of credit, completes its anticipated subdebt or equity offering, securitizes receivables and completes an exchange offer of common stock for preferred stock. The Company has completed a 6 month $2,100,000 note payable to Lehman Brothers, Inc. and is continuing its discussions for its warehouse line of credit. The Company does have substantial cash flow commitments during the next 12 months that could cause negative cash flows if anticipated financing activities do not materialize. These commitments include the following: payment of $6,428,000 in preferred stock dividends, payment of $6,500,000 to LaSalle National Bank for the remaining debt assumed from the DACC acquisition, payments to Fleet Bank group to meet the required level of $50,000,000 at December 31, 1997. The Company has a verbal agreement with LaSalle National Bank and other member banks to extend the note the Company assumed when it purchased DACC until November, 1998. In order to have this extension in effect, the Company paid approximately $2,000,000 on the note on August 2, 1997.

         As of August 14, 1997, the Company is continuing its effort to raise subordinated debt and or convertible debt. The Company has revised the terms of its original offering in order to appeal to current market conditions. Any subdebt or convertible debt raised which is pari passu to current subdebt would require repayment of the Company's current subdebt if the amount raised is greater than $20,000,000. If less than $20,000,000 is raised, an amount equal to the percentage that the amount raised is to $20,000,000 would be the required repayment. Currently, the Company expects to raise $25,000,000 from this offering.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its wholly-owned subsidiary, Automobile Credit Acceptance Corp. ("ACAC"), were defendants in a civil action filed in the 153rd Judicial District Court, Tarrant County, Texas, styled Autostar Solutions, Inc.
v. Tim Clothier and Automobile Credit Acceptance Corp., Cause No. 153-144940. The plaintiff alleged the existence of a partnership between the plaintiff and another defendant and sought damages, actual and exemplary, and an injunction for alleged conversion and misappropriation of certain property, including computer programs, allegedly owned by the plaintiff. In the action, the plaintiff alleged that ACAC wrongfully assisted its co-defendant and tortiously interfered with the plaintiff's contracts and business and claimed, as actual damages, $680,000. The case was in trial during July 1997, at which time the jury ruled in the Company's favor. As a result, the Company reversed the amount it had previously accrued to settle the matter.

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

         The Company is, from time to time, involved in litigation that is incidental to its business. There are, however, no other legal proceedings presently threatened or pending related to the Company which would, in the opinion of management, have a material impact on the financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number                   Description

     3.0  Bylaws of Search Financial Services Inc. amended July 28, 1997

     4.0 First Amendment to Loan Agreement effective June 30, 1997 between Search Funding II, Inc. as Borrower and Hibernia National Bank as Lender

     10.1 Letter Agreement between LaSalle National Bank, Bank One and Fleet Capital Corporation and Search Funding IV, Inc. dated July 29, 1997 to Amend the Debt Assumption Agreement dated as of August 2, 1996

     10.2 Loan agreement dated as of July 31, 1997 among MS Financial, Inc. as Borrower, Search Financial Services Inc. as Guarantor, Fleet Bank, N.A. as Agent and as one of the banks, LaSalle National Bank, NBD Bank, The Sumitomo Bank, Limited, CoreStates Bank, N.A., Dresdner Bank AG New York and Grand Cayman Branches and Trustmark National Bank

     11.0 Statement re computation of per share earnings

     27.0 Financial data schedule


         (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated July 31,
          1997, reporting that effective July 31, 1997 Search Capital Acquisition Corporation merged into MS Financial, Inc., resulting in MSF becoming a wholly-owned subsidiary of Search Financial Services, Inc.

          The Company filed a Current Report on Form 8-K, dated June 25, 1997, reporting the Amendment to the Merger Agreement subsequent to events described in Part I, Item 6.

          The Company filed a Current Report on Form 8-K, dated May 16, 1997, reporting the change of the Company name to Search Financial Services. Inc.

          The Company filed a Current Report on Form 8-K, dated May 1, 1997, reporting the signing of a letter of intent with an affiliate of Lehman Brothers Holdings, Inc. for a warehouse line of credit.

          The Company filed a Current Report on Form 8-K, dated April 14, 1997, reporting the commencement of a private placement offering of $35 million of seven-year senior subordinated debt.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SEARCH FINANCIAL SERVICES INC.

SIGNATURE                               TITLE                                             DATE
/s/ George C. Evans                                                                       8/14/97
---------------------------------------                                                   -------------
George C. Evans                         Chairman of the Board, Chief Executive Officer,
                                        and Director


/s/ Robert D. Idzi                                                                        8/14/97
---------------------------------------                                                   -------------
Robert D. Idzi                          Senior Executive Vice President, Chief
                                        Financial Officer and Treasurer


/s/ Andrew D. Plagens                                                                     8/14/97
---------------------------------------                                                   -------------
Andrew D. Plagens                       Senior Vice President, Controller and Chief
                                        Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
     3.0  Bylaws of Search Financial Services Inc. amended July 28, 1997

     4.0  First Amendment to Loan Agreement effective June 30, 1997 between
          Search Funding II, Inc. as Borrower and Hibernia National Bank as
          Lender

     10.1 Letter Agreement between LaSalle National Bank, Bank One and Fleet
          Capital Corporation and Search Funding IV, Inc. dated July 29, 1997 to Amend the Debt Assumption Agreement dated as of August 2, 1996
          (incorporated herein by reference to the 8-K dated August 6, 1997)

     10.2 Loan agreement dated as of July 31, 1997 among MS Financial, Inc. as
          Borrower, Search Financial Services Inc. as Guarantor, Fleet Bank,
          N.A. as Agent and as one of the banks, LaSalle National Bank, NBD
          Bank, The Sumitomo Bank, Limited, CoreStates Bank, N.A., Dresdner
          Bank AG New York and Grand Cayman Branches and Trustmark National
          Bank

     11.0 Statement re computation of per share earnings

     27.0 Financial data schedule