Form 10-Q
period 1997-09-30
SEARCH FINANCIAL SERVICES INC
filed 1997-11-14
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                   Commission File Number:
 September 30, 1997                                               0-9539
---------------------                                    -----------------------

                         SEARCH FINANCIAL SERVICES INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                          41-1356819
-----------------------------                        ---------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


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

                                  Yes    x    No
                                      -----      -----

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes    x    No
                                      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
             Class                                       at November 14, 1997
-----------------------------------           ----------------------------------
  Common Stock, $.01 par value                            6,682,886

                         SEARCH FINANCIAL SERVICES INC.
                                 FORM 10-Q INDEX


PART I            FINANCIAL INFORMATION                                                           PAGE
                                                                                                  ----
Item 1.           Consolidated Financial Statements.................................................3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................15

PART II           OTHER INFORMATION................................................................20

Item 1.           Legal Proceedings................................................................20

Item 3.           Defaults Upon Senior Securities..................................................21

Item 4.           Submission of Matters to a Vote of Security Holders .............................21

Item 6.           Exhibits and Reports on Form 8-K.................................................23

SIGNATURES        .................................................................................24

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

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended September 30, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained herein and in the Company's 10-K Annual Report for the fiscal year ended March 31, 1997 and in other Company documents filed with the Securities and Exchange Commission.

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                      UNAUDITED            AUDITED
ASSETS                                                            SEPTEMBER 30, 1997    MARCH 31, 1997
------                                                            ------------------    --------------
Gross contracts receivable (Note 2)                                $ 162,061,000         $  62,325,000
Unearned interest                                                    (34,691,000)          (10,636,000)
                                                                   -------------         -------------
Net contracts receivable                                             127,370,000            51,689,000
    Installment contracts sold                                       (15,735,000)                 --
    Amounts due under securitization (Note 4)                          3,674,000                  --
    Other amounts due                                                  1,605,000                  --
                                                                   -------------         -------------
Net owned contracts receivable and due from securitizations          116,914,000            51,689,000
    Allowance for loan losses                                        (10,768,000)           (5,854,000)
Loan origination costs                                                 6,582,000             5,852,000
Amortization of loan origination costs                                (4,927,000)           (4,379,000)
                                                                   -------------         -------------
    Net contract receivables - after allowance for credit losses
      & other costs                                                  107,801,000            47,308,000
                                                                   -------------         -------------
      Cash and cash equivalents                                        2,491,000            12,249,000
      Vehicles held for resale                                         1,199,000             1,196,000
      Deferred note offering costs, net                                  104,000               155,000
      Property and equipment, net                                      2,577,000             1,608,000
      Intangibles, net                                                11,475,000             6,252,000
      Other assets                                                       986,000               755,000
                                                                   -------------         -------------
          Total assets                                             $ 126,633,000         $  69,523,000
                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Lines of credit                                                    $  17,248,000         $  23,715,000
Notes Payable                                                         68,926,000             9,596,000
Accrued settlements                                                      500,000               540,000
Accounts payable and other liabilities                                 2,947,000             2,760,000
Subordinated note payable                                              5,000,000             5,000,000
Accrued interest                                                         688,000               271,000
Redeemable warrants                                                    1,115,000             1,035,000
                                                                   -------------         -------------
          Total Liabilities                                           96,424,000            42,917,000
                                                                   -------------         -------------
          Stock repurchase commitment                                       --               2,078,000
                                                                   -------------         -------------
Stockholders' Equity
Convertible preferred stock                                              201,000               201,000
Common stock                                                             289,000               252,000
Additional paid-in capital                                            88,252,000            78,047,000
Accumulated deficit                                                  (57,321,000)          (52,760,000)
                                                                   -------------         -------------
          Total stockholders' equity                                  31,421,000            25,740,000
                                                                   -------------         -------------
Receivable from officers and directors                                (1,212,000)           (1,212,000)
                                                                   -------------         -------------
          Total stockholders' equity                                  30,209,000            24,528,000
                                                                   =============         =============

          Total liabilities and stockholders' equity               $ 126,933,000         $  69,523,000
                                                                   =============         =============



          See accompanying notes to consolidated financial statements.

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      Six Months Ended      Six Months Ended
                                                     September 30, 1997     September 30, 1996
                                                     ------------------     ------------------
Interest revenue                                         $ 6,412,000           $ 3,898,000
Interest expense                                           2,979,000               338,000
                                                         -----------           -----------
Net interest income                                        3,433,000             3,560,000

Reduction of credit losses                                   998,000             3,438,000
                                                         -----------           -----------

Net interest income after reduction of credit losses       4,431,000             6,998,000
                                                         -----------           -----------

General and administrative expense                         8,992,000             6,043,000
                                                         -----------           -----------

Net income (loss) before dividends                        (4,561,000)              955,000
Preferred stock dividends                                 (1,670,000)           (2,946,000)
                                                         -----------           -----------
Net loss attributable to common stockholders             $(6,231,000)          $(1,991,000)
                                                         ===========           ===========

Net loss per share attributable to common stockholders   $     (1.42)          $     (0.59)
                                                         ===========           ===========

Weighted average number of common shares outstanding       4,385,000             3,402,000
                                                         ===========           ===========

                                                     Three Months Ended     Three Months Ended
                                                     September 30, 1997     September 30, 1996
                                                     ------------------     ------------------
Interest revenue                                         $ 3,965,000          $ 2,239,000
Interest expense                                           1,944,000              316,000
                                                         -----------          -----------
Net interest income                                        2,021,000            1,923,000

Reduction of credit losses (provisions for)               (1,507,000)           2,056,000
                                                         -----------          -----------

Net interest income after reduction of credit losses         514,000            3,979,000
                                                         -----------          -----------

General and administrative expense                         5,223,000            3,515,000
                                                         -----------          -----------

Net income (loss) before dividends                        (4,709,000)             464,000
Preferred stock dividends                                    (60,000)          (1,542,000)
                                                         -----------          -----------
Net loss attributable to common stockholders             $(4,769,000)         $(1,078,000)
                                                         ===========          ===========

Net loss per share attributable to common stockholders   $     (0.85)         $     (0.32)
                                                         ===========          ===========

Weighted average number of common shares outstanding       5,594,000            3,329,000
                                                         ===========          ===========

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          SIX MONTHS ENDED     SIX MONTHS ENDED
                                                         SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                         ------------------   ------------------
OPERATING ACTIVITIES:
Net income (loss)                                             $ (4,561,000)       $    955,000
   Adjustments to reconcile net income (loss) to cash
     used in operations:
     (Reduction) of credit losses (Note 2)                        (998,000)         (1,691,000)
     Accretion of warrant debt                                      80,000              50,000
     Amortization of deferred offering costs                        51,000               6,000
     Amortization of loan origination costs                        547,000             251,000
     Amortization of goodwill                                      358,000                --
     Depreciation                                                  387,000             281,000
   Changes in assets and liabilities:
     Decreases (increases) in other assets                         585,000             (36,000)
     Increases (decreases) in interest payable                    (180,000)               --
     Increases (decreases) in accounts payable                     675,000          (5,377,000)
     Increases (decreases) in accrued expenses                    (223,000)               --
                                                              ------------        ------------
Cash used in operations                                         (3,279,000)         (5,561,000)
                                                              ------------        ------------

INVESTING ACTIVITIES:
     Purchase of contracts receivable                          (14,337,000)        (14,488,000)
     Increase in loan origination fee                             (180,000)           (975,000)
     Principal payments on contracts receivables                17,522,000          13,173,000
     Proceeds from sales of vehicles                             3,412,000                --
     Purchase of property and equipment                           (856,000)           (261,000)
                                                              ------------        ------------
Cash provided by investing activities                            5,561,000          (2,551,000)
                                                              ------------        ------------

FINANCING ACTIVITIES:
     Borrowings under line of credit                             9,433,000           3,952,000
     Repayments under line of credit                           (15,900,000)         (2,228,000)
     Notes payable proceeds                                     10,653,000                --
     Notes payable repayments                                  (14,160,000)               --
     Capital lease principal payments                              (22,000)            (30,000)
     Deferred offering costs                                          --               (82,000)
     Stock repurchase                                           (2,078,000)               --
     Net proceeds from debt conversion and sale of stock              --             4,490,000
     Loans for stock purchases                                        --            (1,099,000)
     Payment of dividends on preferred stock                    (3,213,000)         (1,680,000)
                                                              ------------        ------------
Cash provided by (used in) financing activities                (15,287,000)          3,323,000
                                                              ------------        ------------

CHANGE IN CASH AND CASH EQUIVALENTS:

     Change in cash and cash equivalents                       (12,751,000)         (4,789,000)
     Cash and cash equivalents - beginning                      12,249,000          17,817,000
     Net cash acquired                                           2,993,000                --
                                                              ------------        ------------
     Cash and cash equivalents - ending                       $  2,491,000        $ 13,028,000
                                                              ============        ============
-----------------------------------------------------------------------------------------------
Supplemental Information:
           Cash Paid for Interest                             $  2,562,000        $     60,000
                                                              ============        ============

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated financial statements of Search Financial Services Inc. ("Search") and together with its subsidiaries (together the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company at the dates, and its financial position for the periods presented. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1997.

         During the six months ended September 30, 1997, the Company recorded adjustments which it considers not of a normal recurring nature. These adjustments include a $998,000 reduction in loan loss reserves due to changed estimates relating to the timing of expected future cash flows due to the Company selling a portion of its deficiency balance accounts for approximately $1,450,000 and $44,000 related to the Autostar Solutions lawsuit in which the Company reversed an accrual after the jury ruled in the Company's favor.

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

         In accordance with SFAS No. 114, receivables are analyzed on a loan-by-loan basis. The Company evaluates the impairment of receivables generally based on the receivables' contractual delinquency. Generally, the Company considers receivables that are contractually delinquent greater than 60 days or with respect to which the underlying collateral has been repossessed to be impaired at which time interest income ceases to be recognized. Once impaired, the Company looks to the underlying collateral for repayment of the receivable.

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


AVERAGE RECEIVABLE CHARACTERISTICS

         At September 30, 1997, the Company had 20,428 owned and securitized receivables in its portfolio with an aggregate total unpaid balance of $162,061,000, including $34,691,000 in unearned interest and $10,768,000 in loan loss allowance, compared to an aggregate of 9,421 receivables in its portfolio with an aggregate total unpaid balance of $62,325,000, including $10,636,000 in unearned interest and $5,854,000 in loan loss allowance, as of March 31, 1997. Additionally, the Company had a total of 461 vehicles held for resale having an estimated value of approximately $1,199,000 as of September 30, 1997, compared to 458 vehicles held for resale as of March 31, 1997 with a value of approximately $1,196,000. Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's non-prime (owned and securitized) and consumer portfolios of receivables as of September 30, 1997 and March 31, 1997.

                                              AS OF                              AS OF
                                        SEPTEMBER 30, 1997                   MARCH 31, 1997
                                 -------------------------------    ------------------------------
                                            NON-PRIME                          NON-PRIME
                                 CONSUMER      AUTO       TOTAL     CONSUMER      AUTO      TOTAL
                                 --------   ---------    -------    --------   ---------   -------
Average Original Term - Months      24.2        45.7        42.7       20.0        39.7       38.6
Average Remaining Term - Months     22.4        25.2        24.8        9.1        22.8       22.1
Average APR                         24.0        21.0       21.42       34.6        23.5       24.1
Average Payment Amount              $111        $331        $330        $92        $317       $305
Average Original Gross Balance    $3,005     $15,298     $13,577     $2,284     $12,788    $12,202
Average Current Gross Balance     $2,729     $ 8,781     $ 7,933     $1,515     $ 6,902    $ 6,616
Average Net Receivable            $2,139     $ 6,902     $ 6,235     $1,160     $ 5,728    $ 5,487
Weighted Average APR                22.4        20.4        20.5       30.0        22.8       22.9


DISTRIBUTION OF RECEIVABLES BY STATE

         The following tables set forth information regarding the distribution of the Company's owned and securitized contract receivables by state. (Dollar amounts shown in thousands.)

                                     AS OF SEPTEMBER 30, 1997
                          ----------------------------------------------
                           NUMBER OF        TOTAL UNPAID
      STATE               RECEIVABLES       INSTALLMENTS      % OF TOTAL
-------------------       -----------       ------------      ----------
Texas                       7,445             $ 60,803             37%
Mississippi                 2,853               23,620             15%
North Carolina              2,348               22,089             14%
Tennessee                   1,961               12,973              8%
Georgia                     1,345               11,117              7%
Oklahoma                      933                7,154              4%
Louisiana                     800                5,051              3%
Other                       2,743               19,254             12%
                           ------             --------            ---
                           20,428             $162,061            100%
                           ======             ========            ===

                                        AS OF MARCH 31,1997
                          ----------------------------------------------
                           NUMBER OF        TOTAL UNPAID
       STATE              RECEIVABLES       INSTALLMENTS      % OF TOTAL
-------------------       -----------       ------------      ----------
Texas                       3,831             $ 25,405             41%
Tennessee                   1,447                8,370             13%
Mississippi                   647                6,652             11%
Georgia                       834                5,750              9%
North Carolina                419                4,461              7%
Florida                       627                2,511              4%
Louisiana                     590                1,753              3%
Other                       1,026                7,423             12%
                            -----             --------            ---
                            9,421             $ 62,325            100%
                            =====             ========            ===

CONTRACTUAL MATURITIES

         The following tables set forth certain information related to the contractual maturities of the Company's owned and securitized contract receivables as of September 30, 1997 and March 31, 1997. (In thousands.)

                                           AS OF SEPTEMBER 30, 1997
                             ----------------------------------------------------
                                        12 MONTHS ENDING SEPTEMBER 30,
                                                                        2001 and
                              1998       1999      2000     Thereafter     Total
                             ----------------------------------------------------
Future payments receivable   $73,357    $45,680   $27,830     $15,194    $162,061
Less unearned interest        15,316     11,451     6,675       1,249      34,691
Net contractual maturities   $58,041    $34,229   $21,155     $13,945    $127,370
                             ====================================================

                                             AS OF MARCH 31, 1997
                             ----------------------------------------------------
                                       12 MONTHS ENDING MARCH 31, 1997
                                                            2001 and
                                1998       1999      2000  Thereafter      Total
                             ----------------------------------------------------
Future payments receivable   $28,541    $18,710   $11,359    $ 3,715     $ 62,325
Less unearned interest         5,424      3,404     1,276        532       10,636
Net contractual maturities   $23,117    $15,306   $10,083    $ 3,183     $ 51,689
                             ====================================================

         In the opinion of management, a portion of the receivables shown above will be repaid or extended either before or past the contractual maturity date. In addition, some of those receivables will be charged off before maturity. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections or interest income.

RECEIVABLES DELINQUENCY AND ALLOWANCE FOR CREDIT LOSSES

         Delinquency. Generally, the Company considers a receivable to be impaired if the contractual delinquency is greater than 60 days or the collateral has been repossessed. Once impaired, the Company places the receivable on nonaccrual status, which stops the recognition of interest income. The following tables break out the owned and securitized receivables that the Company considers unimpaired or accrual status and impaired or nonaccrual status as of September 30, 1997 and March 31, 1997.


TOTAL COMPANY:

                                                          (Dollars in thousands)
                                    AS OF SEPTEMBER 30, 1997                     AS OF MARCH 31, 1997
                           ------------------------------------------   -----------------------------------------
                                           Total (1)     % of Total                     Total(1)      % of Total
    Contractual             Number of      Unpaid          Unpaid        Number of       Unpaid         Unpaid
    Delinquency            Receivables   Installments   Installments    Receivables   Installments   Installments
-----------------------    -----------   ------------   ------------    -----------   ------------   ------------
Accrual Receivables
  0 to 30 days past due      17,429        $138,945         86%           8,254          $56,074            90%
  31-60 days past due         1,788          14,320          9%             702            3,982             6%
                           -----------------------------------------    -----------------------------------------
  Subtotal                   19,217        $153,265         95%           8,956          $60,056            96%
                           -----------------------------------------    -----------------------------------------
Nonaccrual Receivables
 61-180 days past due         1,113           8,240          5%             461            2,255             4%
 181+ days past due              98             556          0%               4               14             0%
                           -----------------------------------------    -----------------------------------------
  Subtotal                    1,211           8,796          5%             465            2,269             4%
                           -----------------------------------------    -----------------------------------------
All Receivables (2)          20,428        $162,061        100%           9,421          $62,325           100%
                           =========================================    =========================================

  Vehicles held for resale
   @ collateral value           461        $  1,199                         458          $ 1,196
                           ========================                     ========================

NON-PRIME AUTO:

                                                          (Dollars in thousands)
                                    AS OF SEPTEMBER 30, 1997                     AS OF MARCH 31, 1997
                           ------------------------------------------   -----------------------------------------
                                           Total (1)     % of Total                     Total(1)      % of Total
    Contractual             Number of      Unpaid          Unpaid        Number of       Unpaid         Unpaid
    Delinquency            Receivables   Installments   Installments    Receivables   Installments   Installments
-----------------------    -----------   ------------   ------------    -----------   ------------   ------------
Accrual Receivables
  0 to 30 days past due      14,707        $131,350         85%           7,863          $55,347            90%
  31-60 days past due         1,722          14,190          9%             642            3,949             6%
                           ----------------------------------------    ------------------------------------------
  Subtotal                   16,429        $145,540         94%           8,505          $59,296            96%
                           ----------------------------------------    ------------------------------------------
Nonaccrual Receivables
 61-180 days past due         1,040           8,158          5%             387            2,220             4%
 181+ days past due              98             556          1%               4               14             0%
                           ----------------------------------------    ------------------------------------------
  Subtotal                    1,138           8,714          6%             391            2,234             4%
                           ----------------------------------------    ------------------------------------------
All Receivables(2)           17,567        $154,254        100%           8,896          $61,530           100%
                           ========================================    ==========================================

  Vehicles held for resale
    @ collateral value          461        $  1,199                         458          $ 1,196
                           ========================                    ==========================

CONSUMER:

                                                          (Dollars in thousands)
                                    AS OF SEPTEMBER 30, 1997                     AS OF MARCH 31, 1997
                           ------------------------------------------   -----------------------------------------
                                           Total (1)     % of Total                     Total(1)      % of Total
    Contractual             Number of      Unpaid          Unpaid        Number of       Unpaid         Unpaid
    Delinquency            Receivables   Installments   Installments    Receivables   Installments   Installments
-----------------------    -----------   ------------   ------------    -----------   ------------   ------------
Accrual Receivables
  0 to 30 days past due       2,722        $ 7,595          97%            391           $  727          91%
  31-60 days past due            66            130           2%             60               33           4%
                           ----------------------------------------    ------------------------------------------
  Subtotal                    2,788        $ 7,725          99%            451           $  760          95%
                           ----------------------------------------    ------------------------------------------
Nonaccrual Receivables
 61-180 days past due            73             82           1%             74               35           5%
 181+ days past due               0              0           0%              0                0           0%
                           ----------------------------------------    ------------------------------------------
  Subtotal                       73             82           1%             74               35           5%
                           ----------------------------------------    ------------------------------------------
All Receivables               2,861        $ 7,807         100%            525           $  795         100%
                           ========================================    ==========================================

(1)   Includes unearned income.
(2) Active receivables shown on the face of the Company's balance sheet exclude 461 and 458 accounts that have been reclassified to vehicles held for resale at September 30, 1997 and March 31, 1997, respectively.

         The following tables set forth certain information related to the delinquency of the Company's contract receivables as of September 30, 1997 and March 31, 1997.

                                                       AS OF SEPTEMBER 30, 1997
                           ---------------------------------------------------------------------------
                                               TOTAL                    ALLOWANCE    NET RECEIVABLES
                             NUMBER OF         UNPAID      UNEARNED     FOR CREDIT    AFTER ALLOWANCE
CONTRACTUAL DELINQUENCY    RECEIVABLES(1)   INSTALLMENTS   INTEREST      LOSSESS     FOR CREDIT LOSSES
-----------------------    --------------   ------------   --------     ----------   -----------------
Unimpaired receivables         19,217          $153,265    $ 33,270       $ 4,162         $115,883
Impaired receivables            1,211             8,796       1,421         6,606              769
                               ------          --------    --------       -------         --------
               Total           20,428          $162,061    $ 34,691       $10,768         $116,602
                               ======          ========    ========       =======         ========

Reserve for credit losses as a percent of net receivables                                     8.5%
                                                                                          ========

                                                      AS OF MARCH 31, 1997
                           ------------------------------------------------------------------------
                                              TOTAL                  ALLOWANCE     NET RECEIVABLES
      CONTRACTUAL           NUMBER OF         UNPAID      UNEARNED   FOR CREDIT    AFTER ALLOWANCE
      DELINQUENCY          RECEIVABLES(1)  INSTALLMENTS   INTEREST     LOSSES     FOR CREDIT LOSSES
-----------------------    --------------  ------------   --------   ----------   -----------------
Unimpaired receivables        8,956           $60,056      $10,302      $4,861          $44,893
Impaired receivables            465             2,269          334         993              942
                              -----           -------      -------      ------          -------
               Total          9,421           $62,325      $10,636      $5,854          $45,835
                              =====           =======      =======      ======          =======

   Reserve for credit losses as a percent of net receivables                               11.3%
                                                                                        =======

(1) Excludes 461 and 458 accounts that have been reclassified to vehicles held for resale as of September 30, 1997 and March 31, 1997, respectively.

         The following table shows the changes in the Company's allowance for loan losses for the six months ended September 30, 1997.

                                                                    SIX MONTHS ENDING
                                                                    SEPTEMBER 30, 1997
                                                                    ------------------
Balance at beginning of period                                         $ 5,854,000
Allowance recorded on acquisition of receivables                        11,737,000
Increase in allowance for loan losses                                    3,434,000
Proceeds received on previously charged-off accounts                     3,957,000
Reduction in allowance for credit losses                                (4,432,000)
Receivables charged off against allowance                               (9,782,000)
                                                                       -----------
Balance at end of period                                               $10,768,000
                                                                       -----------
Net credit losses as a percent of average net receivables                       14%
                                                                       ===========

         The allowance for credit losses contained both a provision for anticipated loan losses and a reduction of the provision for loan losses from prior estimates for the six months ended September 30, 1997, as follows.

                                                      SIX MONTHS
                                                         ENDED
                                                  SEPTEMBER 30, 1997
                                                  ------------------
Provision for loan losses                            $ 3,436,000
Reduction in allowance                                (4,432,000)
                                                     -----------
Net effect on statement of operations                $  (998,000)
                                                     ===========

         The Company's receivables are generally installment receivables having a fixed annual percentage rate ("APR"). These receivables are predominantly secured by motor vehicles as of September 30, 1997. The obligors of the Company's receivables are domestically-based at the time the receivables are originated or purchased by the Company from a dealer. The Company has no material amount of foreign receivables.

         Receivables become nonaccrual status due to their contractual delinquency greater than 60 days or due to repossession of underlying collateral. The Company also considers certain delinquent receivables that are in the contractual status of less than 60 days past due to be potential problem receivables. Uncertainty as to overall economic conditions, regional considerations, and current trends in portfolio growth cause the Company to review these receivables for impairment.

         The Company considers Texas, Mississippi and North Carolina to be states with receivable concentrations, because receivables with obligors in each of these states exceed 10% of the total outstanding receivables. Most of the Company's receivables are due from individuals located in large metropolitan areas of Texas, Mississippi and North Carolina and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. Generally, the Company holds titles as collateral for all receivables until such receivables are paid in full.


3.       ACQUISITION

         Effective July 31, 1997, Search completed its acquisition of MS Financial, Inc. ("MSF"). Search issued 3,666,500 shares of its common stock in the acquisition. MSF conducted purchasing and servicing of non-prime motor vehicle receivables in Jackson, Mississippi. The acquisition was accounted for under the purchase method of accounting. Accordingly, MSF's results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired based upon their estimated fair value as of July 31, 1997. MSF's net assets were valued at $12,910,000.

         The allocation of the purchase price to the acquired assets and liabilities of MSF is as follows (in thousands):

Cash                                 $ 1,937
Receivables, net (1)                  60,172
Inventory                                703
Bad debt accounts                      1,500
Other assets, primarily income tax     7,125
Property & equipment, net                500
Dealer network                         5,643
                                     -------
     Fair value of assets acquired   $77,580
                                     -------

Payables and accrueds                  1,837
Term note                             62,823
                                     -------
Fair value of liabilities assumed     64,660
                                     -------

Net assets acquired                  $12,920
                                     =======
Total value paid by Search           $12,920
                                     =======

(1)      Includes the receivable for securitizations.

         The cost in excess of fair value of net tangible assets acquired of $5,643,000 is being amortized over a term of approximately 15 years on a straight-line basis. The

Company periodically evaluates the recoverability and remaining life of the goodwill and determines whether it should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of excess value to the extent that the undiscounted estimated future operating cash flows of the acquired assets are determined to be less than the carrying amount of the excess value. If an impairment of excess value were to occur, the Company would reflect the impairment through a reduction in the carrying value of such excess value.


4.       INSTALLMENT CONTRACTS SOLD AND SECURITIZATIONS

         During calendar 1994 and 1995, $35 million and $90 million, respectively, of installment contracts were sold by MSF in transactions whereby the installment contracts were transferred to trusts in which beneficial ownership interests were purchased by investors in the form of trust certificates. MSF retained a subordinated portion of the trust certificates in the 1994 transaction. MSF remains contingently liable on the installment contracts sold, principally for losses attributable to default and prepayment risks. Under SFAS No. 77, the installment contracts purchased by outside investors are accounted for as sales and the corresponding net gains were recognized in MSF's consolidated financial statements. The Company's risk of accounting loss does not exceed amounts recorded as amounts due from securitizations in the consolidated balance sheets as a result of MSF's securitization transactions.

         Since delinquencies on installment contracts sold in securitizations serviced by MSF exceeded certain predefined levels prior to MSF's acquisition and have continued to exceed those levels, the funding of cash collateral accounts that are held in trust for the benefit of the senior certificate holders has been increased. The increase in the cash collateral accounts is required to be funded with cash flows from the securitized installment contracts that otherwise would be forwarded to the Company. Further, MSF can be replaced as servicer by the issuer of the financial guaranty insurance policy (see below). As of September 30, 1997, the cash collateral account for the 1995 securitization remained underfunded by approximately $3,000,000. On July 31, 1997, the date of acquisition of MSF, the amount of underfunding was approximately $4,000,000. This underfunding, which decreases as the principal balance of the installment contracts securitized decreases, will continue to defer cash available to the Company from the securitization until certain reduced levels of delinquencies are achieved for specified time periods or required cash has been provided to fully fund the cash collateral accounts. Additionally, MSF has not been notified, nor does management expect for MSF to be notified, of any request for replacement as servicer on the installment contracts sold.

         MSF obtained a financial guaranty insurance policy for the benefit of the senior certificate holders from an unrelated party. Distributions under the subordinated certificates held by MSF are pledged to the issuer of the financial guaranty insurance policy.

         At September 30, 1997, the Company was servicing for third parties net installment contracts totaling approximately $17,000,000. Of this amount, $16,000,000 represented the aggregate uncollected principal balance of installment contracts sold in MSF securitizations. The Company services these installment contracts and receives a service fee based on a percent of the outstanding principal balance.

5.       STOCK CANCELLATION AND STOCK REPURCHASE AGREEMENT

         In May 1995, Search purchased from one of its directors 62,500 shares of Search's common stock for $18.00 per share, market value on that date. Simultaneously with the purchase, the director resigned from the Board. Search was also given an irrevocable proxy expiring in May 1997 to vote 101,515 shares of common stock held by a trust formed by the former director. These shares held by the trust and an additional 13,902 shares held in an individual retirement account of the former director were subject to a "put" to the Company in May 1997 for $18.00 per share, the market value at the date of the agreement. On May 8, 1997, all 115,417 shares were put to the Company, at which time the Company paid $2,078,000 in cash to acquire those shares. The shares were subsequently retired.


6.       WARRANTS

         Search is authorized to issue Warrants to purchase up to 10,000,000 shares of common stock pursuant to a warrant agreement dated as of March 22, 1996, as amended. Warrants to purchase 625,000 shares are to be issued to noteholders and other unsecured claim holders under the plan of reorganization, and Warrants to purchase 314,589 shares of common stock issued in connection with the acquisition of the assets of DACC and USLC are outstanding. Warrants to purchase 84,522 shares of common stock and other Warrants to purchase 375,000 shares of common stock were repurchased from Hall Phoenix Inwood, Ltd. in November 1996.

         The exercise price per share of the Warrants is currently $18.00. The exercise price per share increases by $2.00 on March 15 of each successive year through 2000. The Warrants will expire on March 14, 2001, at which time Search must redeem all unexercised Warrants at a redemption price of $2.00 per share. Because the Warrants must be redeemed if not exercised, they have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,879,000 will be made over the term of five years from March 15, 1996 using the interest method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Search Financial Services Inc. ("Search", and together with its consolidated subsidiaries the "Company") is a financial services company specializing in the purchase and management of non-prime motor vehicle receivables, typically those owed by consumer obligors who do not qualify for traditional financing. The Company purchases its contracts individually from franchise and independent automobile and light truck dealers ("Dealers"), through bulk purchases of receivables from other finance companies, and Dealers who originate them in the sale of vehicles and through the acquisition of companies engaged in the same business. During the fiscal year ended March 31, 1996, the Company commenced operations in other consumer lending areas by opening several consumer lending branches. As of September 30, 1997, 21 consumer lending branches were operational.

         Prior to November 4, 1994, the Company primarily financed the purchase of non-prime motor vehicle receivables through the private and public sale of interest-bearing notes (the "Notes") issued by wholly owned subsidiaries organized specifically for this purpose (the "Fund Subsidiaries") and through reinvestment of operating cash flow. Until March 1996, the purchasing of receivables for the Fund Subsidiaries was governed by trust indentures (the "Trust Indentures") which restricted management's ability to alter its receivables purchasing criteria. In March 1996, following confirmation of the Fund Subsidiaries' plan of reorganization under bankruptcy proceedings, the Notes and the indebtedness represented by the Notes, together with their related Trust Indentures, were canceled. At that time, the Company implemented its new purchasing program (the "Preferred Program"). The Preferred Program continues to focus on the purchasing of non-prime motor vehicle receivables whose obligors have non-prim credit histories, but places more emphasis on job, income and residence stability and re-established positive credit of the obligor than the Company's earlier programs.

         The Company anticipates lower repossession rates and higher repossession sale proceeds as a result of the Preferred Program. The terms of loans under the Preferred Program generally range from 30 months to 60 months.


RESULTS OF OPERATIONS

Comparison of Six-Month and Three-Month Periods Ended September 30, 1997 and
1996

         The Company purchased 866 non-prime motor vehicle contracts during the six months ended September 30, 1997 compared to 509 non-prime motor vehicle contracts during the six months ended September 30, 1996. The cost of contract purchases was $9,009,000 ($10,403 per contract) compared to $4,798,000 ($9,426 per contract) for the six-month periods in 1997 and 1996, respectively. The Company purchased 1,098 bulk non-prime contracts at a cost of $9,717,000 ($8,849 per contract) during the six months ended September 30, 1996. No bulk purchases were made in the same period in 1997. The Company has also expanded into other areas of consumer finance. During the six months ended September 30, 1997, the Company purchased or originated 3,773 non-auto consumer loan contracts at a cost of $5,328,000 ($1,412 per contract). The Company purchased 725 non-auto consumer loan contracts during the six months ended September 30, 1996 at a cost of $278,000 in a bulk purchase transaction.

         Interest revenue increased from $3,898,000 for the six months ended September 30, 1996 to $6,412,000 for the six months ended September 30, 1997. The increase of $2,514,000, or 64%, is a result of higher average interest earning net receivables for the six-month period ended September 30, 1997. The increase in average interest earning receivables is primarily a result of the MSF acquisition in July 1997. Interest revenue increased 77% in the three month period primarily as a result of the MSF transaction.

Interest expense increased to $2,979,000 for the six months ended September 30, 1997 compared to $338,000 for the six-month period ended September 30, 1996. Interest expense increased during the three month period approximately 400%. The increase in interest expense is due to increased borrowings associated with the Company's outstanding lines of credit, notes payable and increased warrant accretion.

         The provision for credit losses was favorably impacted during the six months ended September 30, 1997 by the sale of $1,400,000 of previously charged-off loans, i.e., loans on which generally no payments had been received for at least one year. Reflecting the benefit of this sale, the reduction of credit losses was $998,000 for the six months ended September 30, 1997, compared to $3,438,000 for the six months ended September 30, 1996. In the future, management anticipates a lower reduction of credit losses as the number of remaining charged-off accounts continues to decrease, and any provisions are not offset by recoveries of prior credit losses. During the three month period, the company recorded a new $1,507,000 provision for credit losses primarily due to losses in the DACC portfolio.

General and administrative expenses increased to $9,025,000 for the six months ended September 30, 1997 compared to $5,922,000 for the six-month period ended September 30, 1996. During the three month period,the Company's general and administrative expense increased $1,708,000. The increase in general and administrative expenses is primarily related to increased expenses associated with the opening of consumer lending branches, expansion of the Company's servicing capacity, and increases in professional fees. During the six months ended September 30, 1997, the Company incurred significant costs associated with the acquisition of MSF and other potential acquisitions.

         Preferred stock dividends decreased from $2,946,000 for the six months ended September 30, 1996 to $1,670,000 for the six months ended September 30, 1997. The Company did not accrue preferred stock dividends for the quarter ended September 30, 1997 because of a prohibition in one of its credit agreements.


LIQUIDITY AND CAPITAL RESOURCES

General

         During the next 12 months the Company will require substantial amounts of cash to support its operations and other activities. Currently, the primary cash requirements include amounts to purchase and originate new receivables, retire maturing debt and cover operating expenses. In addition, to the extent it is not prohibited from doing so, the Company will require cash to pay preferred stock dividends. The Company had approximately $2,490,000 of cash on hand as of September 30, 1997, which it does not consider adequate to meet its cash needs during the next 12 months. Because the consumer finance industry requires the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and will be an important element in the Company's liquidity. The Company will seek to leverage its net worth and any subordinated debt in the future to enhance its liquidity. Additionally, the Company will endeavor to maximize its liquidity by diversifying its sources of cash to include cash from operations, the securitization of receivables, lines of credit available from commercial banks and other lenders, and convertible or other subordinated debt.

         The Company's cash needs and uses relate to activities of the Company in three areas. First, operating activities produce cash from the receipt of net interest income (interest income less interest expense) and use cash to pay operating expenses. Second, the Company's investing activities use cash for the purchase or origination of receivables and produce cash from the collection of principal payments and repossession proceeds. Finally, financing activities produce or use cash from lines of credit, securitizations and debt or equity offerings. Following is a discussion of each activity.

Operating Activities

         For the six months ended September 30, 1997, the Company's loss before preferred stock dividends was $4,561,000. The operating profit for the six months ended September 30, 1996 did not produce operating cash flows due to non-cash adjustments included in operating profit which do not produce cash flows. The Company does not expect to generate operating cash flows in the foreseeable future. In order to continue to cover its operating expenses in the next 12 months, the Company will be required to do one or a combination of the following: leverage any unencumbered receivables, raise additional equity or debt through public or private sales, securitize receivables, sell receivables, grow its receivable base large enough to generate operating cash flows or curtail its operations significantly. Unless a significant acquisition occurs during the next 12 months, the Company does not expect its receivable base to become large enough to produce positive operating cash flows.

         The Company has consolidated all of MSF's operations into its existing servicing and origination operations. The significant reduction in MSF's underwriting and servicing overhead is intended to generate net operating income in the range of approximately $1,200,000 per quarter, assuming the Company is successful in expanding MSF's marketing efforts to generate receivable growth to offset liquidation in the existing MSF portfolio.

Investing Activities

         For the six months ended September 30, 1997, the Company's investing activities produced $5,688,000 positive cash flows compared to $3,657,000 negative cash flows, for the six months ended September 30, 1996. The primary reason for the Company's investing activities providing cash flow for the six months ended September 30, 1997 is that liquidation of the Company's receivables exceeded the amount of receivables purchased and originated. The Company anticipates encountering negative cash flows from its investing activities in the next 12 months as its non-prime marketing activities are enhanced by the acquisition of MSF and its consumer finance operations are expanded. Material bulk purchases would also contribute to negative investing cash flows.

         The Company's investing activities will be constrained to the extent it does not have an adequate financing source or sources in place. If the Company is able to obtain adequate financing and find acceptable receivables to purchase or originate, the Company should be able to grow its receivable base and help produce positive operating cash flows.

Financing Activities

         For the six months ended September 30, 1997 and 1996, the Company's financing activities produced $15,287,000 negative cash flows compared to positive cash flows of $3,323,000 for the six months ended September 30, 1996. The decrease in cash flows from financing activities is caused by repayments under lines of credit and notes payable exceeding borrowings, the repurchase of treasury stock of $2,078,000, the payment of preferred stock dividends of $3,213,000 and repayment of $9,596,000 of the debt assumed in connection with the acquisition of Dealers Alliance Credit Corp. The Company's ability to generate positive cash flows from investing activities in the next 12 months will be dependent on its ability to obtain additional or expanded lines of credit, to complete a debt or equity offering, to securitize receivables and to complete an exchange offer of common stock for preferred stock. The Company has substantial cash flow commitments during the next 12 months that could cause negative cash flows if anticipated financing activities do not materialize. The most significant of these commitments requires the Company to reduce the principal amount outstanding under MSF's line of credit to $50,000,000 by December 31, 1997. The balance due under the MSF line of credit was $65,000,000 as of November 14, 1997.

         The Company is continuing its efforts to raise convertible or other subordinated debt. Any subordinated debt or equity raised would require repayment of the $5,000,000 subordinated note held by Hall Phoenix/Inwood, Ltd. ("HPIL") if the amount raised is greater than $20,000,000. If less than $20,000,000 is raised, an amount equal to the percentage that the amount raised bears to $20,000,000 would be the required repayment. Currently, the Company is seeking to raise $20,000,000-$35,000,000 from this offering. Additionally, the Company is preparing an exchange offer to convert its outstanding preferred stock into Common Stock.

         HPIL, the holder of a $5,000,000 subordinated note issued by Search, has advised Search that an event of default under that note will occur if the Company's failure to pay dividends on its preferred stock for the quarter ended September 30, 1997 is not cured by December 3, 1997. This event of default causes defaults under the terms of the Company's revolving lines of credit. Neither HPIL nor any of the Company's lenders has sought to accelerate payment of the indebtedness owed to it at this time. The Company continues to service all of its debts and is attempting to obtain waivers of the defaults arising from the non-payment of dividends. There can be no assurance that such waivers will be obtained. So long as there is a default under the Company's senior debt. HPIL is not entitled to receive any payments under its subordinated note until the senior debt is paid in full. If the Company's lenders elect to accelerate their debts, the Company will likely be unable to pay such debts and at this time is uncertain what action it will take in this event.

         The company is currently in discussions with respect to a number of acquisition opportunities. The Company desires to expand its business through the acquisition of similar businesses with which it currently competes or that are complimentary to its existing business. No commitments or binding agreements have been entered into with respect to these acquisitions. Accordingly, no assurance can be given that any of the acquisitions currently being discussed will be consummated

Inflation

         Statistics indicate that collateral value, vehicle sales prices, and receivable interest rates are relatively stable within the Company's market segment. Significant inflation in prices could adversely impact the Company's ability to acquire receivables at favorable prices. General increases in interest rates will result in increases in the Company's interest expense.

Seasonality

         The Company's non-prime operations are seasonably impacted by higher delinquency rates during certain periods, including November and December holiday periods.

Year 2000 Compliance

         The Company believes its year 2000 compliance program will not materially impact its operations or financial condition. The Company's program has two primary areas of focus. First, the Company's front-end non-prime origination system is date sensitive. The Company plans to review this system using existing resources by the end of the fourth quarter of fiscal 1998 and to correct any deficiencies well ahead of the year 2000 deadline. Second, the Company's receivables servicing system is maintained by Norwest Financial Information Systems Group, Inc. (NFISG). NFISG has advised the Company that over the last several years it has taken the necessary steps to prepare for the year 2000, most of its processing already supports dates past the year 2000 and that it is continuing work on its plan to thoroughly review and test each function in advance to ensure internal calculations and processes accurately support the year 2000 and beyond.. NFISG has also advised the Company that its verification of year 2000 compliance will be substantially complete by the end of calendar 1997 with additional changes identified during verification reviews scheduled and completed well ahead of the year 2000 deadline. The Company's charges from NFISG are based on fixed cost per transaction, which remain fixed until 2001.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company and certain of its former and current officers and directors are defendants in a case styled Janice and Warrant Bowe, et al. vs. Search Capital Group, Inc., et al., Cause No. 1:95CSV649BR, filed in the Federal District Court for the Southern District of Mississippi (the "Bowe Action"). The plaintiffs, who are former holders of notes issued by three of the Company's subsidiaries, allege that the registration statements pursuant to which the notes were sold contained material misrepresentations and omissions of fact with respect to collection rates on contracts, repossession rates, the Company's accounting controls and computer systems, the operating results and financial condition of the Company and its subsidiaries and the ability of the subsidiaries to pay the notes at the projected rates of return, and were, therefore, materially false and misleading in violation of the securities laws. The plaintiffs seek unspecified damages, rescission, punitive damages and other relief. The plaintiffs also seek establishment of a class of plaintiffs consisting of all persons who have purchased notes issued by the three subsidiaries. While the Company believes the suit is without merit and has been vigorously defending itself, it has also sought to reach a negotiated settlement of all claims of all potential class members in the Bowe Action that would also include a settlement of all claims of the litigation trust (the "Litigation Trust") established under the plan of reorganization of the Fund Subsidiaries (the "Plan") for the purpose, among other things, of pursuing causes of action of the former holders of notes issued by the Fund Subsidiaries who assigned their claims relating to the Bowe Action to the Litigation Trust.

         On or about August 12, 1997, the trustee (the "Litigation Trustee") of the Litigation Trust filed a complaint (the "Trustee's Action") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the Company, its subsidiary, Search Financial Services Acceptance Corp. (formerly known as Automobile Credit Acceptance Corp.) ("SFSAC"), certain of the Company's former officers and directors, certain broker-dealers who sold Notes of three of the Fund Subsidiaries and the Company's and the Fund Subsidiaries' former independent accountants. The Litigation Trust was established to pursue causes of action of the Fund Subsidiaries and of the former Holders of Notes issued by the Fund Subsidiaries who assigned their claims to the Litigation Trust. In the Trustee's Action, the Litigation Trust alleges (1) breach of fiduciary duty owed by Search and the former directors and officers to three of the Fund Subsidiaries through the use of fraudulent misrepresentations and omissions in the raising of capital that was used for the benefit of the Company and its affiliates rather than those Fund Subsidiaries, (2) violations by Search and the former directors and officers of the Racketeer Influenced and Corrupt Organizations Act as a result of the fraudulent offering of Notes by three of the Fund Subsidiaries, (3) negligence by the broker-dealers and accountants in connection with the offering of Notes by the three Fund Subsidiaries and (4) payment of voidable preferential transfers to Search and SFSAC, which payments were specified in the Plan, in the amount of $7,236,111. The plaintiff seeks recovery of the alleged preferential transfers and unspecified actual, exemplary and treble damages. Search and SFSAC believe the suit is without merit and are vigorously defending themselves.

         While a settlement agreement in principle with respect to the Bowe Action and the claims by the Litigation Trustee was reached in March 1997 that would have required the Company to pay $350,000 in cash and issue shares of its Common Stock having a value of $1,375,000, the Company suspended further negotiations in May. Settlement discussions have resumed, but there can be no assurance that a settlement on terms acceptable to the Company will be concluded. The court had dismissed the plaintiffs' motion for class certification in the Bowe Action without prejudice and subject to renewal and final disposition, pending the outcome of settlement discussions. Because a settlement has not yet been consummated, counsel for the plaintiffs in the Bowe Action has indicated it will request that the Mississippi Federal District Court take up and resolve the question of class certification.

         The Company has a reserve of $500,000 related to the Bowe Action and the Trustee's Action. A settlement or judgment in excess of this reserve could adversely affect the Company.

         In January 1997, MSF was named as a defendant in a lawsuit filed by Telluride Funding Corp. ("Telluride") in the U.S. District Court for the Southern District of New York. In its complaint, Telluride asserted claims for unpaid fees due it in connection with a warehouse line of credit MSF entered into in April 1995. Telluride sought damages in the amount of $437,500, plus interest, costs and attorney's fees. That suit was removed to New York state court in April 1997. In March 1997, MSF filed a declaratory judgment action against Telluride in Mississippi state court requesting a determination of the parties' rights and obligations relating to the warehouse line of credit. In October 1997, Telluride's action in New York state court was dismissed. At this time, MSF is unable to predict the outcome of this litigation.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  The Company did not pay dividends on its preferred stock for the quarter ended September 30, 1997. The amount of preferred stock dividends that would have been payable for that quarter was $1,610,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities".


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On July 28, 1997, the Company held its annual meeting of stockholders to vote on the following items:

     Item 1. To elect directors to serve until the 2000 annual meeting of stockholders;

     Item 2.      To approve the Company's 1997 Stock Option Plan;

     Item 3. To ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

         The following table shows the voting with respect to these items.

                                                                        Broker
                                 For        Against    Abstentions     Non-Votes
                                 ---        -------    -----------     ---------
Item 1:                                                                        0
    William H.T. Bush         3,835,312      19,222            0               0
    Anthony J. Dellavechia    3,833,593      20,941            0               0
    George C. Evans           3,831,997      22,537            0               0
    James F. Leary            3,834,398      20,136            0               0
Item 2                        1,856,880     871,738       59,269       1,066,647
Item 3                        3,820,369      13,440       20,725               0

                    On July 31, 1997, the Company held a special meeting of stockholders to vote on the acquisition of MSF.

         The following table shows the voting with respect to that acquisition.

                      For        Against      Abstentions     Broker Non-Votes
                      ---        -------      -----------     ----------------
Item 1             3,882,253     22,385         21,067           28,485

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed in response to Item 601 of Regulation S-K.

 Exhibit
  Number                                  Description
----------        ------------------------------------------------------------

   10.1 Loan Agreement dated October 6, 1997 between Search Funding II, Inc., Search Financial Services Holding Company, Search Financial Services of Florida, Inc., Search Financial Services of Georgia, Inc., Search Financial Services of Louisiana, Inc., Search Financial Services of Oklahoma, Inc., Search Financial Services of Puerto Rico, Inc., Search Financial Services of Tennessee, Inc., Search Financial Services of Texas, Inc. and Hibernia National Bank

   10.2 Commercial Guaranty dated October 6, 1997 between Registrant and Hibernia National Bank

   10.3 Promissory Note dated October 6, 1997 in the principal amount of $25,000,000 payable to Hibernia National Bank

   11.0           Statement re computation of per share earnings

   27.0           Financial data schedule


         (b)      Report on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated August 12, 1997, reporting the commencement of a lawsuit against the Company and that it expected it would not be allowed to pay dividends in cash on preferred stock.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SEARCH FINANCIAL SERVICES INC.

SIGNATURE                   TITLE                                      DATE
---------                   -----                                      ----
/s/ GEORGE C. EVANS         Chairman of the Board, President,          11/14/97
------------------------    Chief Executive Officer, and Director
George C. Evans


/s/ ROBERT D. IDZI                                                     11/14/97
------------------------    Senior Executive Vice President,
Robert D. Idzi              Chief Financial Officer and Treasurer


/s/ ANDREW D. PLAGENS       Senior Vice President, Controller and      11/14/97
------------------------    Chief Accounting Officer
Andrew D. Plagens

                                 EXHIBIT INDEX


 Exhibit
  Number                                  Description
----------        ------------------------------------------------------------
   10.1           Loan Agreement dated October 6, 1997 between Search Funding
                  II, Inc., Search Financial Services Holding Company, Search
                  Financial Services of Florida, Inc., Search Financial Services
                  of Georgia, Inc., Search Financial Services of Louisiana,
                  Inc., Search Financial Services of Oklahoma, Inc., Search
                  Financial Services of Puerto Rico, Inc., Search Financial
                  Services of Tennessee, Inc., Search Financial Services of
                  Texas, Inc. and Hibernia National Bank

   10.2 Commercial Guaranty dated October 6, 1997 between Registrant and Hibernia National Bank

   10.3 Promissory Note dated October 6, 1997 in the principal amount of $25,000,000 payable to Hibernia National Bank

   11.0           Statement re computation of per share earnings

   27.0           Financial data schedule