Form 10-Q
period 1997-12-31
SEARCH FINANCIAL SERVICES INC
filed 1998-02-20
CIK 318672

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended:                       Commission File Number:
        December 31, 1997                                  0-9539
-----------------------------------          ---------------------------------

                         SEARCH FINANCIAL SERVICES INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                              41-1356819
-----------------------------------------   -----------------------------------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
                Class                             at February 12, 1998
-------------------------------------       -----------------------------------
     Common Stock, $.01 par value                       8,109,468

                         SEARCH FINANCIAL SERVICES INC.
                                 FORM 10-Q INDEX


PART I     FINANCIAL INFORMATION                                                            PAGE
------                                                                                      ----
Item 1.    Consolidated Financial Statements.................................................3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................20

PART II    OTHER INFORMATION................................................................25
-------

Item 1.    Legal Proceedings................................................................25

Item 3.    Defaults Upon Senior Securities..................................................26

Item 6.    Exhibits and Reports on Form 8-K.................................................27

SIGNATURES .................................................................................28

The financial information for the interim periods presented herein is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations have been included. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period. These statements have been prepared as if the Company is a going concern; however, the Company has announced that it is exiting the non-prime automobile finance business and has severely limited liquidity. See Notes 1 and 7 of "Notes to Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - General and Liquidity and Capital Resources."


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q for quarter ended December 31, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," " continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained herein and in the Company's 10-K Annual Report for the fiscal year ended March 31, 1997 and in other Company documents filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             UNAUDITED          AUDITED
ASSETS                                                                   DECEMBER 31, 1997   MARCH 31, 1997
                                                                         -----------------   --------------
Gross contracts receivable (Note 2)                                        $ 155,915,000      $  62,325,000
Unearned interest                                                            (33,745,000)       (10,636,000)
                                                                           -------------      -------------
Net contracts receivable                                                     122,170,000         51,689,000
    Installment contracts sold (Note 3)                                      (11,840,000)                --
    Amounts due under securitization (Note 3)                                  3,116,000                 --
    Other amounts due (Note 4)                                                 2,545,000            126,000
                                                                           -------------      -------------
Net owned contracts receivable and due from securitizations                  115,991,000         51,815,000
    Allowance for loan losses (Note 2)                                       (12,469,000)        (5,854,000)
Loan origination costs (Note 5)                                                6,633,000          5,852,000
Amortization of loan origination costs                                        (5,152,000)        (4,379,000)
                                                                           -------------      -------------
    Net contract receivables and due from securitizations after              105,003,000         47,434,000
      allowance and other costs
                                                                           -------------      -------------

Cash and cash equivalents                                                        706,000         12,249,000
Vehicles held for resale (Note 2)                                              1,076,000          1,196,000
Deferred note offering costs, net                                                 91,000            155,000
Property and equipment, net (Note 6)                                           2,467,000          1,608,000
Intangibles, net (Note 7)                                                     11,185,000          6,252,000
Other assets                                                                     264,000            629,000
                                                                           -------------      -------------

    Total assets                                                           $ 120,792,000      $  69,523,000
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit (Note 8)                                                    $  25,925,000      $  23,715,000
Notes payable (Note 9)                                                        63,917,000          9,596,000
Accrued settlements                                                                   --            540,000
Accounts payable and other liabilities                                         2,697,000          2,603,000
Capital Lease                                                                    118,000            157,000
Subordinated note payable (Note 10)                                            5,000,000          5,000,000
Accrued interest                                                                 801,000            271,000
Redeemable warrants (Note 11)                                                  1,158,000          1,035,000
                                                                           -------------      -------------
    Total Liabilities                                                         99,616,000         42,917,000
                                                                           -------------      -------------
    Stock repurchase commitment (Note 12)                                             --          2,078,000
                                                                           -------------      -------------

Stockholders' Equity (Note 13)
Preferred stock                                                                  201,000            201,000
Common stock                                                                     302,000            252,000
Additional paid-in capital                                                    89,534,000         78,047,000
Accumulated deficit                                                          (67,649,000)       (52,760,000)
                                                                           -------------      -------------
    Total stockholders' equity                                                22,388,000         25,740,000
                                                                           -------------      -------------
Notes receivable - stockholders                                               (1,212,000)        (1,212,000)
                                                                           -------------      -------------
    Total stockholders' equity                                                21,176,000         24,528,000
                                                                           =============      =============


    Total liabilities and stockholders' equity                             $ 120,792,000      $  69,523,000
                                                                           =============      =============

          See accompanying notes to consolidated financial statements.

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                     Nine Months Ended    Nine Months Ended
                                                                     December 31, 1997    December 31, 1996
                                                                     -----------------    -----------------
Interest revenue                                                      $    11,004,000      $     6,861,000
Interest expense                                                            5,401,000            1,255,000
                                                                      ---------------      ---------------
Net interest income                                                         5,603,000            5,606,000

Provision for (reduction of) credit losses (Note 2)                         3,893,000           (4,611,000)
Write off of other amounts due                                                528,000                    0
                                                                      ---------------      ---------------

Net interest income (loss) after provision for/
 reduction of credit losses                                                 1,182,000          10,217,000
                                                                      ---------------      ---------------

General and administrative expense                                         14,855,000            9,499,000

Settlement of class action suit                                             1,216,000                    0
                                                                      ---------------      ---------------
Net income (loss) before dividends                                        (14,889,000)             718,000
Preferred stock dividends                                                  (1,730,000)          (4,458,000)
                                                                      ---------------      ---------------
Net loss attributable to common stockholders                          $   (16,619,000)     $    (3,740,000)
                                                                      ===============      ===============

Net loss per share attributable to common stockholders                $         (3.19)     $         (1.09)
                                                                      ===============      ===============

Weighted average number of common shares outstanding                        5,212,000            3,419,000
                                                                      ===============      ===============



                                                                    Three Months Ended    Three Months Ended
                                                                     December 31, 1997    December 31, 1996
                                                                     -----------------    -----------------
Interest revenue                                                      $     4,592,000      $     2,963,000
Interest expense                                                            2,422,000              917,000
                                                                      ---------------      ---------------
Net interest income                                                         2,170,000            2,046,000

Provision for (reduction of) credit losses (Note 2)                         4,891,000           (1,173,000)
Write off of other amounts due                                                528,000                    0
                                                                      ---------------      ---------------

Net interest income (loss) after provision for/
 reduction of credit losses                                                (3,249,000)           3,219,000
                                                                      ---------------      ---------------

General and administrative expense                                          5,863,000            3,456,000

Settlement of class action suit                                             1,216,000                    0
                                                                      ---------------      ---------------
Net income (loss) before dividends                                        (10,328,000)            (237,000)
Preferred stock dividends                                                     (60,000)          (1,512,000)
                                                                      ---------------      ---------------
Net loss attributable to common stockholders                          $   (10,388,000)     $    (1,749,000)
                                                                      ===============      ===============

Net loss per share attributable to common stockholders                $         (1.51)     $         (0.51)
                                                                      ===============      ===============

Weighted average number of common shares outstanding                        6,858,000            3,442,000
                                                                      ===============      ===============

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                      DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                      -----------------      -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $     (14,889,000)     $         718,000
   Adjustments  to  reconcile  net  income  (loss) to cash
     used in operations:
     Provision for credit losses (Note 2)                                     3,893,000             (2,262,000)
     Accretion of warrant debt                                                  123,000                 84,000
     Settlement of lawsuit                                                      814,000                     --
     Amortization of deferred offering costs                                     64,000                 31,000
     Amortization of loan origination costs                                     773,000                535,000
     Amortization of goodwill                                                   710,000                586,000
     Depreciation                                                               634,000                404,000
     Write off of other amounts due                                             528,000                     --
   Changes in assets and liabilities:
     Decreases (increases) in other assets                                      365,000              1,214,000
     Increases (decreases) in interest payable                                  530,000                     --
     Increases (decreases) in accounts payable                                1,248,000             (4,572,000)
                                                                      -----------------      -----------------
Cash used in operations                                                      (5,207,000)            (3,262,000)
                                                                      -----------------      -----------------

INVESTING ACTIVITIES:
     Purchase of contracts receivable                                       (27,060,000)           (33,786,000)
     Increase in loan origination fee                                          (231,000)             2,488,000
     Principal payments on contracts receivables                             29,421,000             15,475,000
     Received on other assets                                                 1,248,000                     --
     Purchase of property and equipment                                        (993,000)              (645,000)
                                                                      -----------------      -----------------
Cash provided by investing activities                                         2,385,000            (16,468,000)
                                                                      -----------------      -----------------

FINANCING ACTIVITIES:
     Net borrowings under line of credit                                      2,210,000             18,709,000
     Net notes payable proceeds                                              (8,501,000)
     Capital lease principal payments                                           (39,000)               (46,000)
     Deferred offering costs                                                         --               (215,000)
     Stock repurchase                                                        (2,078,000)            (4,000,000)
     Net proceeds from debt conversion and sale of stock                             --              4,116,000
     Loans for stock purchases                                                       --             (1,116,000)
     Payment of dividends on preferred stock                                 (3,306,000)            (3,221,000)
                                                                      -----------------      -----------------
Cash provided by (used in) financing activities                             (11,714,000)            14,227,000
                                                                      -----------------      -----------------

CHANGE IN CASH AND CASH EQUIVALENTS:
     Change in cash and cash equivalents                                    (14,536,000)            (5,503,000)
     Cash and cash equivalents - beginning                                   12,249,000             17,817,000
     Net cash acquired                                                        2,993,000              3,383,000
                                                                      -----------------      -----------------
     Cash and cash equivalents - ending                               $         706,000      $      15,697,000
                                                                      =================      =================

==============================================================================================================

Supplemental Information:
           Cash Paid for Interest                                     $       4,869,000      $         973,000
                                                                      =================      =================

                 SEARCH FINANCIAL SERVICES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated financial statements of Search Financial Services Inc. ("Search") and its subsidiaries (together the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, however, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position of the Company at the dates, and the consolidated results of the Company's operations for the periods presented. These statements have been prepared as if the Company is a going concern; however, the Company has announced that it is exiting the non-prime automobile finance business and has severely limited liquidity. (See Note 7.) In addition, events of default have occurred with respect to the Company line of credit, notes payable and subordinated note payable. (See Notes 8, 9 and 10.) The notes payable and subordinated note payable have been accelerated, and actions for the amounts due on them have been commenced. Events of default have also occurred with respect to the 1995 securitization transaction of MS Financial, Inc. ("MSF"), which could result in the insurer of the trust certificates not extending MSF's right to act as servicer of the 1995-1 securitization trust portfolio. The insurer has exercised its right to be paid a premium supplement from funds held in a reserve account. (See Note 3.) The Company is considering a number of third-party transactions that could enable it to repay all or a substantial portion of the line of credit and notes payable as well as other strategic alternatives that could involve filing for protection under federal bankruptcy laws.

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

         During the nine months ended December 31, 1997, the Company recorded adjustments which it considers not of a normal recurring nature. Adjustments include a $6,015,000 decrease in loan loss reserves due to changed estimates relating to the timing of expected future cash flows due primarily to the Company selling a portion of its deficiency balance accounts for approximately $1,400,000, and recognizing future benefit of anticipated recovery of other non-accrued accounts, $44,000 related to the reversal of an accrual related to a lawsuit as a result of a jury verdict Company's favor and a $1,216,000 charge for the settlement of the securities class action litigation.

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

         At impairment, the Company writes down the receivable to its estimated net realizable value, which is the fair value of the underlying collateral if it has been repossessed or the estimated recoverable cash flow if no repossession has occurred. If the measured amount of the impaired receivable is less than the Company's net recorded investment in the receivable, the Company recognizes a charge to provision for credit losses in the amount of the deficiency and increases the allowance for credit losses by a corresponding amount. The provision for credit losses is adjusted for any differences between the final net proceeds from resale of the underlying collateral and the estimated net realizable value. Generally, the Company charges off a receivable against the allowance for credit losses at 180 days contractual delinquency, if no significant payments have been received in the last nine months, or, if earlier, after receipt of the sale proceeds from liquidation of the collateral securing the receivable. Subsequent proceeds received on a previously charged-off receivable are recorded as a recovery to the allowance for credit losses. Any excess of cost paid ("premium") for net receivables acquired is recorded as an asset and amortized over the life of the related loans acquired as an adjustment to yield using the interest method.


AVERAGE RECEIVABLE CHARACTERISTICS

         At December 31, 1997, the Company had 22,187 owned and securitized receivables in its portfolio with an aggregate total unpaid balance of $155,915,000, including $33,745,000 in unearned interest and before $12,469,000 in loan loss allowance, compared to an aggregate of 9,421 receivables in its portfolio with an aggregate total unpaid balance of $62,325,000, including $10,636,000 in unearned interest and before $5,854,000 in loan loss allowance, as of March 31, 1997. Additionally, at December 31, 1997, the Company had a total of 414 vehicles held for resale with an estimated value of approximately $1,076,000, compared to 458 vehicles held for resale as of March 31, 1997 with an estimated value of approximately $1,196,000. Set forth below is a summary of pertinent statistics regarding the average active receivable in the Company's non-prime (owned and securitized) receivables and consumer loan portfolio as of December 31, 1997 and March 31, 1997.

                                                    AS OF                                    AS OF
                                              DECEMBER 31, 1997                          MARCH 31, 1997
                                    -------------------------------------     -------------------------------------
                                                  NON-PRIME                                 NON-PRIME
                                    CONSUMER        AUTO          TOTAL       CONSUMER         AUTO         TOTAL
                                    ---------     ---------     ---------     ---------     ---------     ---------
Average Original Term - Months           24.2          46.8          40.6          20.0          39.7          38.6
Average Remaining Term - Months          22.3          25.2          24.4           9.1          22.8          22.1
Average APR                              23.5          20.9          21.6          34.6          23.5          24.1
Average Payment Amount              $     104     $     331     $     270     $      92     $     317     $     305
Average Original Gross Balance      $   2,753     $  15,651     $  12,161     $   2,284     $  12,788     $  12,202
Average Current Gross Balance       $   2,451     $   8,725     $   7,027     $   1,515     $   6,902     $   6,616
Average Net Receivable              $   1,941     $   6,829     $   5,506     $   1,160     $   5,728     $   5,487
Weighted Average APR                     22.5          20.3          20.4          30.0          22.8          22.9


DISTRIBUTION OF RECEIVABLES BY STATE

         The following tables set forth information regarding the distribution of the Company's owned and securitized contract receivables by state. (Dollar amounts shown in thousands.)

                          AS OF DECEMBER 31, 1997
                  --------------------------------------
                   NUMBER OF   TOTAL UNPAID
     STATE        RECEIVABLES  INSTALLMENTS   % OF TOTAL
--------------    -----------   ----------    ----------
Texas                   8,652   $   59,773            38%
Mississippi             2,657       21,549            14%
North Carolina          2,193       19,491            12%
Tennessee               1,854       11,187             7%
Georgia                 1,296       10,294             7%
Oklahoma                1,107        7,392             5%
Louisiana               1,047        7,268             5%
Other                   3,381       18,961            12%
                   ----------   ----------    ----------
                       22,187   $  155,915           100%
                   ==========   ==========    ==========

                           AS OF MARCH 31, 1997
                  --------------------------------------
                   NUMBER OF   TOTAL UNPAID
     STATE        RECEIVABLES  INSTALLMENTS   % OF TOTAL
--------------    -----------   ----------    ----------
Texas                 3,831     $ 25,405            41%
Tennessee             1,447        8,370            13%
Mississippi             647        6,652            11%
Georgia                 834        5,750             9%
North Carolina          419        4,461             7%
Florida                 627        2,511             4%
Louisiana               590        1,753             3%
Other                 1,026        7,423            12%
                   --------     --------      --------
                      9,421     $ 62,325           100%
                   ========     ========      ========

CONTRACTUAL MATURITIES

         The following tables set forth certain information related to the contractual maturities of the Company's owned and securitized contract receivables as of December 31, 1997 and March 31, 1997. (Dollars in thousands)

                                                 AS OF DECEMBER 31, 1997
                               ------------------------------------------------------------
                                              12 MONTHS ENDING DECEMBER 31,
                                                                      2001 AND
                                 1998         1999         2000      THEREAFTER      TOTAL
                               --------     --------     --------    ----------    --------
Future payments receivable     $ 71,722     $ 43,819     $ 25,708     $ 14,666     $155,915
Less unearned interest           14,898       11,139        6,493        1,215       33,745
                               --------     --------     --------     --------     --------
Net contractual maturities     $ 56,824     $ 32,680     $ 19,215     $ 13,451     $122,170
                               ========     ========     ========     ========     ========

                                                  AS OF MARCH 31, 1997
                               ------------------------------------------------------------
                                              12 MONTHS ENDING MARCH 31,
                                                                      2001 AND
                                 1998         1999         2000      THEREAFTER      TOTAL
                               --------     --------     --------     --------     --------
Future payments receivable     $ 28,541     $ 18,710     $ 11,359     $  3,715     $ 62,325
Less unearned interest            5,424        3,404        1,276          532       10,636
                               --------     --------     --------     --------     --------
Net contractual maturities     $ 23,117     $ 15,306     $ 10,083     $  3,183     $ 51,689
                               ========     ========     ========     ========     ========

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

RECEIVABLES DELINQUENCY AND ALLOWANCE FOR CREDIT LOSSES

       Delinquency. Generally, the Company considers a receivable to be impaired if the contractual delinquency is greater than 60 days or the collateral has been repossessed. Once impaired, the Company places the receivable on nonaccrual status, which stops the recognition of interest income. The following tables break out the owned and securitized receivables that the Company considers unimpaired, or accrual status, and impaired, or nonaccrual status, as of December 31, 1997 and March 31, 1997. During the quarter ended December 31, 1997, approximately 3,398 months' payments were deferred, which represented 16% of the non-prime automobile portfolio. The deferrals were primarily granted to allow the Company to work with customers to return their accounts to an active status. Although the extension of deferrals reduces the Company's contractual delinquency, in some cases it will only forestall an eventual repossession. The Company still considers some accounts with deferrals to be impaired loans for evaluation of loan loss requirements. (Dollars in thousands.)

TOTAL COMPANY:
--------------
                                      AS OF DECEMBER 31, 1997                         AS OF MARCH 31, 1997
                           ------------------------------------------    ------------------------------------------
                                            Total (1)     % of Total                     Total (1)      % of Total
                             Number of       Unpaid         Unpaid         Number of       Unpaid         Unpaid
Receivable Classification   Receivables   Installments   Installments     Receivables   Installments   Installments
-------------------------  ------------   ------------   ------------    ------------   ------------   ------------
Accrual Receivables
   0 to 30 days past due         19,353   $    135,852             87%          8,254   $     56,074             90%
   31-60 days past due            1,574         11,888              8%            702          3,982              6%
                           ------------   ------------   ------------    ------------   ------------   ------------
    Subtotal                     20,927   $    147,740             95%          8,956   $     60,056             96%
                           ------------   ------------   ------------    ------------   ------------   ------------
Nonaccrual Receivables
  61-180 days past due            1,132   $      7,433              5%            461   $      2,255              4%
  181+ days past due                128            742              0%              4             14              0%
                           ------------   ------------   ------------    ------------   ------------   ------------
    Subtotal                      1,260   $      8,175              5%            465   $      2,269              4%
                           ------------   ------------   ------------    ------------   ------------   ------------
All Receivables (2)              22,187   $    155,915            100%          9,421   $     62,325            100%
                           ============   ============   ============    ============   ============   ============
  Vehicles held for
     resale @ collateral
     value                          414   $      1,076                            458   $      1,196
                           ============   ============                   ============   ============

NON-PRIME AUTO:
---------------
                                      AS OF DECEMBER 31, 1997                         AS OF MARCH 31, 1997
                           ------------------------------------------    ------------------------------------------
                                            Total (1)     % of Total                     Total (1)      % of Total
                             Number of       Unpaid         Unpaid         Number of       Unpaid         Unpaid
Receivable Classification   Receivables   Installments   Installments     Receivables   Installments   Installments
-------------------------  ------------   ------------   ------------    ------------   ------------   ------------
Accrual Receivables
   0 to 30 days past due         13,615   $    121,725             86%          7,863   $     55,347             90%
   31-60 days past due            1,441         11,551              8%            642          3,949              6%
                           ------------   ------------   ------------    ------------   ------------   ------------
    Subtotal                     15,056   $    133,276             94%          8,505   $     59,296             96%
                           ------------   ------------   ------------    ------------   ------------   ------------
Nonaccrual Receivables
  61-180 days past due            1,006   $      7,196              5%            387   $      2,220              4%
  181+ days past due                122            729              1%              4             14              0%
                           ------------   ------------   ------------    ------------   ------------   ------------
    Subtotal                      1,128   $      7,925              6%            391   $      2,234              4%
                           ------------   ------------   ------------    ------------   ------------   ------------
All Receivables (2)              16,184   $    141,201            100%          8,896   $     61,530            100%
                           ============   ============   ============    ============   ============   ============
  Vehicles held for
     resale @ collateral
     value                          414   $      1,076                            458   $      1,196
                           ============   ============                   ============   ============

CONSUMER:
---------
                                      AS OF DECEMBER 31, 1997                         AS OF MARCH 31, 1997
                           ------------------------------------------    ------------------------------------------
                                            Total (1)     % of Total                     Total (1)      % of Total
                             Number of       Unpaid         Unpaid         Number of       Unpaid         Unpaid
Receivable Classification   Receivables   Installments   Installments     Receivables   Installments   Installments
-------------------------  ------------   ------------   ------------    ------------   ------------   ------------
Accrual Receivables
   0 to 30 days past due          5,738   $     14,127             96%            391   $        727             91%
   31-60 days past due              133            337              2%             60             33              4%
                           ------------   ------------   ------------    ------------   ------------   ------------
    Subtotal                      5,871   $     14,464             98%            451   $        760             95%
                           ------------   ------------   ------------    ------------   ------------   ------------
Nonaccrual Receivables
  61-180 days past due              126   $        237              2%             74   $         35              5%
  181+ days past due                  6             13              0%              0              0              0%
                           ------------   ------------   ------------    ------------   ------------   ------------
    Subtotal                        132   $        250              2%             74   $         35              5%
                           ------------   ------------   ------------    ------------   ------------   ------------
All Receivables                   6,003   $     14,714            100%            525   $        795            100%
                           ============   ============   ============    ============   ============   ============

(1)      Includes unearned income.
(2) Active receivables shown on the face of the Company's balance sheet exclude 414 and 458 accounts that have been reclassified to vehicles held for resale at December 31, 1997 and March 31, 1997, respectively.

         The following tables set forth certain information related to the delinquency of the Company's contract receivables as of December 31, 1997 and March 31, 1997 (Dollars in thousands).

                                                          AS OF DECEMBER 31, 1997
                          -----------------------------------------------------------------------------------------
                                                                                                  NET RECEIVABLES
        CONTRACTUAL          NUMBER OF       TOTAL UNPAID        UNEARNED        ALLOWANCE FOR  AFTER ALLOWANCE FOR
        DELINQUENCY       RECEIVABLES(1)     INSTALLMENTS        INTEREST        CREDIT LOSSES     CREDIT LOSSES
        -----------       ---------------   ---------------   ---------------   --------------- -------------------
Unimpaired receivables             20,927   $       141,095   $        28,466   $         7,651   $       104,978
Impaired receivables                1,260            14,820             5,279             4,818             4,723
                          ---------------   ---------------   ---------------   ---------------   ---------------
                  Total            22,187   $       155,915   $        33,745   $        12,469   $       109,701
                          ===============   ===============   ===============   ===============   ===============

Reserve for credit losses as a percent of net receivables                                                    10.2%
                                                                                                  ===============


                                                            AS OF MARCH 31, 1997
                          -----------------------------------------------------------------------------------------
                                                                                                  NET RECEIVABLES
        CONTRACTUAL          NUMBER OF       TOTAL UNPAID        UNEARNED        ALLOWANCE FOR  AFTER ALLOWANCE FOR
        DELINQUENCY       RECEIVABLES(1)     INSTALLMENTS        INTEREST        CREDIT LOSSES     CREDIT LOSSES
        -----------       ---------------   ---------------   ---------------   --------------- -------------------
Unimpaired receivables              8,956   $        60,056   $        10,302   $         4,861   $        44,893
Impaired receivables                  465             2,269               334               993               942
                          ---------------   ---------------   ---------------   ---------------   ---------------
                Total               9,421   $        62,325   $        10,636   $         5,854   $        45,835
                          ===============   ===============   ===============   ===============   ===============

Reserve for credit losses as a percent of net receivables                                                    11.3%
                                                                                                  ===============

(1) Excludes 414 and 458 accounts that have been reclassified to vehicles held for resale as of December 31, 1997 and March 31, 1997, respectively.

         The following table shows the changes in the Company's allowance for loan losses for the nine months ended December 31, 1997.

                                                                          NINE MONTHS ENDING
                                                                           DECEMBER 31, 1997
                                                                          ------------------
Balance at beginning of period                                                $  5,854,000
Allowance recorded on acquisition of receivables                                12,062,000
Increase in allowance for loan losses                                            9,908,000
Proceeds received and anticipated recovery
on previously charged-off
accounts                                                                         4,287,000
Reduction in allowance for credit losses                                        (6,015,000)
Receivables charged off against allowance                                      (13,627,000)
                                                                              ------------
Balance at end of period                                                      $ 12,469,000
                                                                              ------------

Annualized net credit losses as a percent of average net receivables                    21%
                                                                              ============

         The roll-forward of the allowance for credit losses contained both a provision for anticipated loan losses and a reduction of the allowance for credit losses from prior estimates for the nine months ended December 31, 1997, as follows.

                                          NINE MONTHS
                                             ENDED
                                      DECEMBER 31, 1997
                                      -----------------
Provision for loan losses               $  9,908,000
Reduction in allowance                    (6,015,000)
                                        ------------
Net effect on statement of operations   $  3,893,000
                                        ============

         The Company's receivables are generally installment receivables having a fixed annual percentage rate ("APR"). The Company's non-prime automobile receivables are secured by motor vehicles. The obligors of the Company's receivables are domestically-based at the time the receivables are originated or purchased by the Company from a dealer. The Company has no material amount of foreign receivables.

         Receivables become nonaccrual status due to their contractual delinquency becoming greater than 60 days or due to repossession of underlying collateral. The Company also considers certain delinquent receivables that are in the contractual status of less than 60 days past due to be potential problem receivables. Uncertainty as to overall economic conditions, regional considerations, and current trends in portfolio growth cause the Company to review these receivables for impairment.

         The Company considers Texas, Mississippi and North Carolina to be states with receivable concentrations, because receivables with obligors in each of these states exceed 10% of the total outstanding receivables. Most of the Company's receivables are due from individuals located in large metropolitan areas of Texas, Mississippi and North Carolina and other southern and western states. To some extent, realization of the receivables will be dependent on local economic conditions. Generally, the Company holds motor vehicle titles as collateral for all non-prime automobile receivables until those receivables are paid in full.


3.       INSTALLMENT CONTRACTS SOLD; SECURITIZATIONS AND SERVICING

         During calendar 1994 and 1995, $35 million and $90 million, respectively, of installment contracts were sold by MSF in transactions whereby the installment contracts were transferred to trusts in which beneficial ownership interests were purchased by investors in the form of trust certificates. MSF retained a subordinated portion of the trust certificates in the 1994 transaction. MSF remains contingently liable on the installment contracts sold, principally for losses attributable to default and prepayment risks. Under SFAS No. 77, the installment contracts purchased by outside investors were accounted for as sales and the corresponding net gains were recognized in MSF's consolidated financial statements. MSF's risk of accounting loss does not exceed the amount recorded as the amount due from securitizations in the Company's consolidated balance sheets. All trust certificates issued in connection with the 1994 transaction were repaid in September 1997. The remaining balance due on the trust certificates issued in connection with the 1995 transaction was $11,840,000 as of December 31, 1997. This amount is reflected as installment contracts sold in the Company's December 31, 1997 consolidated balance sheet. As of December 31, 1997, MSF's net recorded asset in the 1995 transaction was $3,116,000.

         Since delinquencies on installment contracts sold in securitizations serviced by MSF exceeded certain predefined levels prior to the acquisition of MSF on July 31, 1997 and have continued to exceed those levels, the funding of cash collateral accounts that are held in trust for the benefit of the holders of trust certificates issued in the 1995 transaction has been increased. The increase in the cash collateral accounts is required to be funded with cash flows from the securitized installment contracts that otherwise would be forwarded to the Company. Due to the foregoing and the Company's failure to pay to the trust established in connection with the 1995 transaction certain amounts collected on securitized receivables during January 1998 (the "Collection Shortfall"), the Company can be replaced as servicer by the issuer of the financial guaranty insurance policy issued for the benefit of the trust certificate holders ("FSA") and FSA is entitled to collect an increased premium from the proceeds of collections on the securitized receivables and the cash collateral accounts. The Company's current term as servicer expires February 28, 1998 and is renewable monthly thereafter with the consent of FSA. If the Company were to be replaced as servicer, it would lose the three percent (3%) servicing fee it currently receives on the securitized portfolio. All payments due to the holders of trust certificates are being made on a current basis.

         The Company will continue to reflect the amount due under the 1995 securitization transaction at the Company's estimated carrying value. The Company estimates that the requirement to pay FSA its additional premium and fund the Collection Shortfall out of the cash collateral account will result in a reduction of approximately $1,021,000 during the fourth quarter in MSF's net recorded asset in the 1995 transaction. Should the Company be replaced as servicer, a decrease in the amount due under securitization could be experienced if the servicing is transferred to a new servicer. As of January 31, 1998, the cash collateral account for the 1995 securitization remained underfunded by approximately $600,000. On July 31, 1997, the date of acquisition of MSF, the amount of underfunding was approximately $4,000,000. This underfunding, which decreases as the principal balance of the installment contracts securitized decreases, will continue to defer cash available to the Company from the securitization until certain reduced levels of delinquencies are achieved for specified time periods or required cash has been provided to fully fund the cash collateral accounts and any outstanding advances due the trust are paid.

         MSF obtained a financial guaranty insurance policy for the benefit of the senior certificate holders from FSA. Distributions to which MSF is entitled in connection with the transaction are pledged to FSA.

         At December 31, 1997, the Company was servicing for two third parties net installment contracts totaling approximately $16,096,000. Of this amount, $15,848,000 represented the aggregate uncollected principal balance of installment contracts sold in the MSF 1995 securitization. The Company services these installment contracts and receives a service fee based on a percent of the outstanding principal balance.

4.        OTHER AMOUNTS DUE

         The Company has recorded the estimated net realizable value for inactive accounts previously charged off by the Company or were purchased by the Company in one of its acquisitions. As collections are received on these accounts, they are recorded as reductions in the remaining net asset recorded. As of December 31, 1997, the Company expected to collect approximately $2,545,000 on these accounts. The Company generally pursues deficiency balances on charged-off loans if it deems future collections are remotely possible. Once collection attempts have ceased, the Company periodically sells its charged-off loans and other deficiency balance loans to independent third parties. During the nine months ended December 31, 1997, the Company sold approximately $145,000,000 in charged-off and non-performing loans for approximately $1,400,000. The Company received approximately $456,000 in cash and a note for $944,000 at the sale date. The note bears interest at 6% per annum and matures in June 1998.


5.        LOAN ORIGINATION COSTS

         The Company recorded as an asset the costs directly attributable to loan purchases. These amounts are being amortized over the approximate lives of the respective loans. The following table reflects the changes in loan origination costs and accumulated amortization for the nine months ended December 31, 1997.

                                                Loan Origination    Accumulated
                                                     Costs          Amortization
                                                ----------------   ---------------
Balance at beginning of period                  $     5,852,000    $    (4,379,000)
Direct loan origination costs incurred
  and acquired                                          781,000                 --
Amortization of loan origination costs                       --           (773,000)
                                                ---------------    ---------------

                                                $     6,633,000    $    (5,152,000)
                                                ===============    ===============

6.       PROPERTY AND EQUIPMENT

         The Company records property and equipment at cost. Depreciation is calculated on a straight line basis generally over a period of three to five years. Leasehold improvements are amortized over the life of the lease. The following table reflects the changes in property and equipment and accumulated depreciation for the nine months ended December 31, 1997.

                                                 Property and       Accumulated         Property and
                                                   Equipment        Depreciation       Equipment, Net
                                                ---------------    ---------------    ---------------
Balance at beginning of period                  $     3,280,000    $    (1,672,000)   $     1,608,000
Property and equipment acquired                       1,493,000                 --          1,493,000
Depreciation                                                              (634,000)          (634,000)
                                                ---------------    ---------------    ---------------
Balance at end of period                        $     4,773,000    $    (2,306,000)   $     2,467,000
                                                ===============    ===============    ===============

7.       INTANGIBLES

         The Company periodically evaluates the recoverability and remaining life of its intangibles assets and determines whether such amounts should be completely or partially written-off or the amortization period modified. The Company will recognize an impairment in the future to the extent that the undiscounted estimated future operating cash flows of the acquired intangible assets are determined to be less than the net carrying amount of the intangible assets. If impairment were to occur, the Company would reflect the impairment through a reduction in the carrying value of the intangible asset and a corresponding charge to the statement of operations. During February, the Company decided to exit the non-prime automobile business effective February 3, 1998. Assets related to the dealer network acquired in the Dealers Alliance Credit Corp. ("DACC") and MSF acquisitions remained at amortized value as of December 31, 1997. These assets will be expensed in the quarter ending March 31, 1998. The impact to general and administrative expense will be approximately $9,000,000. The following table reflects the changes in intangible assets and accumulated amortization for the nine months ended December 31, 1997.


                                     Intangible    Accumulated     Intangibles,
                                       Assets      Amortization        Net
                                    ------------   ------------    ------------
Balance at beginning of period      $  6,702,000   $   (450,000)   $  6,252,000
Intangible assets acquired             5,643,000             --       5,643,000
Amortization of intangible assets             --       (710,000)       (710,000)
                                    ------------   ------------    ------------
Balance at end of period            $ 12,345,000   $ (1,160,000)   $ 11,185,000
                                    ============   ============    ============

8.       LINE OF CREDIT

         In October 1997, Search Funding II, Inc. ("SFII") renewed its revolving credit agreement with Hibernia National Bank ("HNB"), with the Company's consumer finance subsidiaries added as additional borrowers. The line bears interest at the prime rate plus 1% (currently 9.5%), has a maximum commitment of $25,000,000 and is limited to a percentage of eligible contracts held by SFII and the other borrowers. The line is secured by all of the borrowers' assets, expires in October 2000 and is guaranteed by Search. Search and the borrowers must comply with covenants that require the maintenance of certain financial ratios and other financial conditions, including that Search maintain adjusted net worth (as defined), including subordinated debt, of not less than $20 million. As of December 31, 1997, Search was in violation of the adjusted net worth requirement, and other defaults existed due to defaults under Search's subordinated debt owed to Hall/Phoenix Inwood, Ltd. ("HPIL"), the defaults under the Company's notes payable, the acceleration of that indebtedness and those notes and the litigation related thereto. HNB granted SFII an extension of the borrowing commitment in November. As of December 31, 1997, the outstanding balance under the line was $25,925,000. The Company received notice on February 16, 1998 that HNB intends to accelerate repayment of the line if all existing and potential defaults are not cured by March 2, 1998. (See Notes 9 and 10.)

9.       NOTE PAYABLE

         The Company acquired MSF on July 31, 1997. Following the acquisition, MSF's $70 million credit line from a bank group led by Fleet Bank, N.A. ("Fleet") remained in place. This facility is secured by all of MSF's assets and is guaranteed by Search. It bears interest at the prime rate plus 1% (currently 9.5%) and is limited to a percentage of eligible contracts held by MSF. Search and MSF must comply with covenants that require the maintenance of certain financial ratios and other financial conditions, including that Search maintain unrestricted cash after January 1, 1998 of not less than $5 million, consolidated net worth, including subordinated debt, of at least $25 million and that MSF meet certain delinquency experience tests.

         The MSF line of credit was required to be reduced to $50 million by December 31, 1997 and was to mature July 31, 1998. In December 1997, Search, MSF and the bank group agreed in principle to restructure the line of credit. Under the restructured agreement, the banks would waive the original requirement that the line of credit be reduced to $50 million at December 31, 1997. In exchange for this waiver, the maturity date of the loan would be moved to March 31, 1998 and the requirement to reduce the outstanding balance of the line prior to maturity would be eliminated. Pending full implementation of the loan restructuring, the bank group extended the date for the required reduction to January 15, and later January 22, 1998. The bank group also agreed to consider certain transactions that would provide liquidity to the Company.

         Throughout January 1998, the Company continued negotiations with the bank group to obtain waivers of existing defaults under the loan agreements and to provide for a mutually agreeable maturity date. The Company also continued discussions with respect to a number of third-party transactions that could enable it to pay down the bank line. During this period, the Company ceased making required payments of principal and interest to the bank group under the loan agreement, and the banks ceased making loans to MSF.

         On February 3, 1998, the Company announced that it was exiting the non-prime automobile finance business and was immediately ceasing to originate auto loans. That same day Fleet delivered to Search and MSF a notice of default under the line of credit and acceleration of the balance due thereunder, citing the following defaults: failure to make required principal payments and interest payments that were due at the beginning of January and February 1998 under the line of credit, including prepayments of approximately $4,400,000 as of February 15, 1998 from collections and a tax refund, failure to reduce the outstanding balance of the line to $50 million and to make a related payment to reduce the outstanding overadvance, failure to comply with the unrestructured cash covenant referred to above, a cross-default as a result of the acceleration and non-payment of the HPIL subordinated note and delivery of inaccurate borrowing base reports. Other defaults exist due to a change in the Company's extension policy without the banks' consent.

         On February 5, 1998, Fleet filed suit in the District Court, Dallas County, Texas seeking to collect all principal and interest due under the line of credit and requesting that all collections on receivables pledged to secure the line of credit be used only to repay amounts due under the line. A court hearing on Fleet's request is currently scheduled for February 20, 1998, but the parties are seeking an extension of that date. Pending the hearing, Search and MSF are allowed to retain a portion of the funds collected on the pledged portfolio to fund operating expenses and the bank group is precluded from exercising any rights under the line of credit, with respect to the collateral under the line of credit or against Search or MSF, except under limited circumstances. As of December 31, 1997, the outstanding balance due under the line of credit was $63,917,000.

10.      SUBORDINATED NOTES PAYABLE

         In November 1996, as part of a settlement agreement, Search issued to HPIL a four-year, $5 million subordinated note. The note provided for monthly interest payments, initially at the rate of 14% per annum and increasing 1% every six months until reaching 17% (18% after default). The note was mandatorily prepayable under certain circumstances.

         On December 10, 1997, HPIL commenced an action in the District Court, Dallas County, Texas in which it alleges that the Company is in default in payment of the subordinated note as a result of the Company not paying dividends on its preferred stock in the quarter ended September 30, 1997. HPIL seeks damages in the principal amount of the subordinated note plus interest, attorneys' fees and costs. HPIL has also filed an application for appointment of a receiver to rehabilitate Search and its two subsidiaries that guaranteed the note. A hearing on HPIL's receivership application is expected to be held in late March or early April 1998.

         Search is also in default under the subordinated note because its tangible net worth is less than $15 million and because of the defaults under the Company's line of credit and notes payable. (See Notes 8 and 9.)


11.      REDEEMABLE WARRANTS

         Search is authorized to issue Warrants to purchase up to 10,000,000 shares of common stock pursuant to a warrant agreement dated as of March 22, 1996, as amended. Warrants to purchase shares were issued to former noteholders under the plan of reorganization of the Company's former fund subsidiaries and Warrants to purchase 314,589 shares of common stock were issued in connection with the acquisition of the assets of DACC and U.S. Lending Corp. Warrants to purchase 84,522 shares of common stock and other Warrants to purchase 375,000 shares of common stock were repurchased from HPIL in November 1996.

         The exercise price per share of the Warrants is currently $18.00. The exercise price per share increases by $2.00 on March 15 of each successive year through 2000. The Warrants will expire on March 14, 2001, at which time Search must redeem all unexercised Warrants at a redemption price of $2.00 per share. Because the Warrants must be redeemed if not exercised, they have been classified outside of permanent equity as debt at fair value. An accretion to the redemption amount of $1,879,000 will be made over the term of five years from March 15, 1996 using the interest method. The following table reflects the change in the accretion amount for the nine months ended December 31, 1997.

           Balance at the beginning of period        $1,035,000
           Accretion of warrant value                   123,000
                                                     ----------
           Balance at the end of period              $1,158,000
                                                     ==========

         The change in accreted value of $123,000 is recorded as interest expense in the statement of operations.


12.      STOCK REPURCHASE AGREEMENT

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


13.      STOCKHOLDERS' EQUITY

         The following table reflects the changes in stockholders' equity for the nine months ended December 31, 1997 (Dollars in thousands).

                                   Preferred     Preferred        Common        Paid-in        Accumulated
                                   Stock 12%      Stock 9%         Stock        Capital          Deficit          Total
                                 ------------   ------------   ------------   ------------    ------------    ------------
Balance at beginning of period   $          4   $        197   $        252   $     78,047    $    (52,760)   $     25,740
Acquisition - MS Financial                 --             --             37         11,876              --          11,913
Class action settlement                    --             --             13          1,341              --           1,354
Preferred dividends                        --             --             --         (1,730)             --          (1,730)
Year-to-date loss                          --             --             --             --         (14,889)        (14,889)
                                 ------------   ------------   ------------   ------------    ------------    ------------
Balance at end of period         $          4   $        197   $        302   $     89,534    $    (67,649)   $     22,388
                                 ============   ============   ============   ============    ============    ============


14.      ACQUISITION

         Effective July 31, 1997, Search completed its acquisition of MSF. Search issued 3,666,500 shares of its common stock and other consideration for a total value of $12,920,000 in the acquisition. MSF conducted purchasing and servicing of non-prime motor vehicle receivables in Jackson, Mississippi. The acquisition was accounted for under the purchase method of accounting. Accordingly, MSF's results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired based upon their estimated fair value as of July 31, 1997. MSF's net assets were valued at $12,920,000.

         The allocation of the purchase price to the acquired assets and liabilities of MSF is as follows (in thousands):

         Cash                                          $ 1,937
         Receivables, net (1)                           60,172
         Inventory                                         703
         Bad debt accounts                               1,500
         Other assets, primarily income tax              7,125
         Property & equipment, net                         500
         Dealer network                                  5,643
                                                       -------
              Fair value of assets acquired            $77,580
                                                       -------
         Payables and accrueds                           1,837
         Term note                                      62,823
                                                       -------
         Fair value of liabilities assumed              64,660
                                                       -------
         Net tangible and intangible assets acquired   $12,920
                                                       =======

(1)      Includes the receivable for securitizations.

         The cost in excess of fair value of net tangible assets acquired of $5,643,000 was being amortized over a term of approximately 15 years on a straight-line basis. Effective February 3, 1998 the Company has exited the non-prime business. (See Note 7.)

15.      INCOME TAX REFUND

         The Company has filed a federal income tax loss carryback claim for MSF in the amount of $832,000 due to a stock exchange done at MSF's inception. This amount has not been recorded in the statement of operations as an income tax benefit nor recorded as income tax refunds due in accrued expenses and other liabilities in the Company's December 31, 1997 balance sheet. Due to the nature of the claim, MSF will not record this until the refund has been received.

16.      FLEET BANK AND HALL LITIGATION

         The Company's financial condition has deteriorated since the end of the third quarter of fiscal 1998. The Company is in litigation with Fleet and HPIL that seeks to collect the full amount due under the Company's notes payable and subordinated debt, aggregating $68,917,000, all of which has been accelerated. The Company has also received notice that the full amount due under its revolving credit agreement with HNB will be accelerated if defaults are not cured by March 2, 1998. The Company's ability to originate consumer loans is severely limited, and the cash resources available to the Company from collections are insufficient to support its current operations. While the Company continues to negotiate with respect to third-party transactions that may enable it to repay all or a substantial portion of the amount due under the note payable and is exploring other strategic alternatives, the Company may be forced to seek protection under the federal bankruptcy laws and is making preparations should it determine that doing so is advisable. (See Notes 1, 3, 8, 9 and 10 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.")

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Search Financial Services Inc. ("Search" and, together with its subsidiaries, the "Company") is a specialized financial services company that has been engaged in the purchasing, financing and servicing on non-prime automobile installment loans originated by franchised and automobile dealers. The Company discontinued purchasing non-prime automobile loans in February 1998, but continues to service the non-prime automobile installment loans that remain in its portfolio. The Company also continues to purchase, originate and service direct non-auto consumer finance loans. The Company has 21 consumer lending branches operational.

         The Company's decision to exit the non-prime motor vehicle receivable business was due primarily to the Company's inability to obtain financing to permit continued loan funding and higher-than-anticipated losses from the receivables purchased and acquired under the program initiated (the "Preferred Program") following confirmation of the plan of reorganization of the Company's former fund subsidiaries. This program placed more emphasis on job, income and residence stability and re-established positive credit of the obligor than the Company's earlier programs.


RESULTS OF OPERATIONS

Comparison of Nine-Month and Three-Month Periods Ended December 31, 1997 and
1996

         The Company purchased 1,535 non-prime motor vehicle contracts during the nine months ended December 31, 1997 compared to 845 non-prime motor vehicle contracts during the nine months ended December 31, 1996. The cost of contract purchases was $16,323,000 ($10,634 per contract) and $8,726,000 ($10,327 per contract) for the nine-month periods in 1997 and 1996, respectively. The Company purchased 2,603 non-prime motor vehicle contracts in bulk purchase transactions at a cost of $24,966,000 ($9,591 per contract) during the nine months ended December 31, 1996. No bulk purchases were made in the same period in 1997. The Company has further expanded into other areas of consumer finance. During the nine months ended December 31, 1997, the Company purchased or originated 5,947 consumer loan and sales contracts at a cost of $11,706,000 ($1,968 per contract).

         Interest revenue increased from $6,861,000 for the nine months ended December 31, 1996 to $11,004,000 for the nine months ended December 31, 1997. The increase of $4,143,000, or 61%, is a result of higher average interest earning net receivables for the nine-month period ended December 31, 1997. The increase in average interest earning receivables is primarily a result of the acquisition of MSF in July 1997. Interest revenue increased 55% in the three-month period ended December 31, 1997 compared to the comparable period in 1996, primarily as a result of the MSF acquisition.

         Interest expense increased $4,146,000 to $5,401,000 for the nine months ended December 31, 1997 compared to $1,255,000 for the nine-month period ended December 31, 1996. The increases in interest expense are due to increased borrowings associated with the Company's outstanding lines of credit and notes payable and increased Warrant accretion.

         The Company continues to incur high credit losses on the non-prime automobile receivables portfolios acquired in the DACC, MSF and other acquisitions. The Company has experienced higher-than-anticipated losses from the loans originated under its Preferred Program as well as the loans acquired in bulk transactions. For the nine months ended December 31, 1997 and December 31, 1996, approximately 21% and 26% of the Company's average owned portfolio of loans were charged off. The Company continues to recover amounts related to loans previously charged off. During the nine-month period ended December 31, 1997, the Company sold approximately $145,000,000 in inactive loans to a third party for $1,400,000. Although the average net credit losses has decreased compared to prior periods, the Company does not expect to realize a significant decrease until all of its non-prime portfolios are liquidated.

         General and administrative expenses increased to $14,855,000 for the nine months ended December 31, 1997 compared to $9,499,000 for the nine months ended December 31, 1996. During the three-month period ended December 31, 1997, the Company's general and administrative expenses increased $2,407,000 compared to the comparable period in 1996. The increased expenses are primarily related to the opening of consumer lending branches, expansion of the Company's servicing capacity, and increases in professional fees. During the three months ended December 31, 1997, the Company incurred significant costs associated with the acquisition of MSF and other potential acquisitions. Additionally, in the quarter ended December 31, 1997, the Company expensed all costs previously recorded related to an attempted sub debt offering and preferred stock exchange offering, which amounted to approximately $500,000.

         Preferred stock dividends decreased from $4,458,000 for the nine months ended December 31, 1996 to $1,730,000 for the nine months ended December 31, 1997. The Company did not accrue preferred stock dividends on its 9%/7% Convertible Preferred Stock for the two quarters ended December 31, 1997 because of a prohibition in one of its credit agreements. The Company has accrued but has not paid any dividends on its 12% Senior Convertible Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

General

         The Company has severely limited liquidity and its cash flow is not adequate to cover its operating expenses. At December 31, 1997, the Company had approximately $706,000 of cash on hand. Accordingly, the Company may not be able to continue as a going concern.

         The Company is currently in default under the loan agreements with respect to its line of credit and notes payable, as well as with respect to its subordinated note payable, and its lenders have no obligation to make advances. The Company is in litigation with Fleet and HPIL that seeks to collect the full amount due under the Company's notes payable and subordinated debt, aggregating $68,917,000, all of which has been accelerated. The HPIL litigation also seeks appointment of a receiver for Search and two of its subsidiaries. In addition, Fleet is seeking a court order requiring that all collections on loans pledged to secure the notes payable be paid to the banks under the MSF loan agreement. The Company is currently permitted to retain a portion of those collections to fund operations, and its inability to continue to do so will result in greater negative operating cash flow. See Notes 1, 3, 8, 9 and 10 of "Notes to Condensed Consolidated Financial Statements" for a discussion of debt and the related defaults. See also Part II, Item 1, "Legal Proceedings."

         While HNB has continued to advance funds under its line of credit to finance the origination of consumer loans and to permit the Company to access a portion of collections on receivables pledged to it under the line of credit to support the Company's operations, it has no obligation to do so and the amount it is currently willing to advance is extremely limited. The Company has no other financing sources available to it.

         The Company has been engaged in discussions and negotiations on a number of third-party transactions that could enable it to repay all or a substantial portion of its bank indebtedness and has been exploring other strategic alternatives, such as a merger or sale of a portion of its business. If the Company is unable to enter into a transaction that is acceptable to the banks and that eliminates the threat of appointment of a receiver, and in doing so to obtain adequate cash to fund operations pending completion of one or more other strategic transactions, the Company may be forced in the very near term to seek protection under the federal bankruptcy code. The Company is making preparations should it determine that doing so is advisable. To date, the banks have been unwilling to approve transactions that would have enabled the Company to pay down substantial portions of the indebtedness owed to them. In addition, it is possible that to effectuate one or more strategic alternatives, such as a merger or sale transaction, a bankruptcy filing requesting approval of the bankruptcy court for such transaction may be necessary.

         The Company's historic cash needs and uses relate to its activities in three areas. First, operating activities that produce cash from the receipt of net interest income (interest income less interest expense) and use cash to pay operating expenses. Second, investing activities that use cash for the purchase or origination of receivables and produce cash from the collection of principal payments and repossession proceeds. Finally, financing activities that produce or use cash from lines of credit, securitizations and debt or equity offerings. Following is a discussion of each activity.

Operating Activities

         The Company's operating cash flows for the nine months ended December 31, 1997 were a negative $5,207,000 compared to a negative $3,262,000 for the nine months ended December 31, 1996. The Company does not expect to generate operating cash flows in the foreseeable future due to the significant operating losses the Company continues to incur. In

February 1998, the Company announced that it was exiting the non-prime automobile business and immediately ceasing auto loan purchasing activities. Collection activities will continue until the Company's auto loan portfolio is sold or otherwise liquidated. Although this plan alone will not produce positive operating cash flows, a reduction in other administrative expenses not directly related to operations could decrease the amount of cash used in operations. The Company has consolidated all of MSF's operations into its existing servicing operation The reductions associated with the Company's ceasing auto loan purchasing activity is expected to save the Company an estimated $3,200,000 per year due to staff reductions.

Investing Activities

         For the nine months ended December 31, 1997, the Company's investing activities produced $2,385,000 of positive cash flows compared to $16,468,000 of negative cash flow, for the nine months ended December 31, 1996. The primary reason for the Company's investing activities providing positive cash flow for the nine months ended December 31, 1997 is that liquidation of the Company's receivables exceeded the amount of receivables purchased and originated. Material bulk sales of auto receivables could contribute to positive investing cash flows which would be used to retire bank debt.

         The Company's investing activities in its consumer finance operations have been constrained due to the Company's limited financing sources. Currently, the Company's only financing source from which it can borrow money to originate new consumer loans and purchase sales receivables is HNB. None of the Company's consumer branches are producing positive cash flows and none are expected to do so during the next 12 months.

Financing Activities

         For the nine months ended December 31, 1997 and 1996, the Company's financing activities produced $11,714,000 in negative cash flows compared to positive cash flows of $14,227,000 for the nine months ended December 31, 1996. The decrease in cash flows from financing activities is caused by repayments under lines of credit and notes payable exceeding borrowings, the repurchase of treasury stock for $2,078,000, the payment of preferred stock dividends of $3,213,000 and repayment of $9,596,000 of the debt assumed in connection with the acquisition of DACC. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding debt defaults and acceleration.)


Inflation

         Statistics indicate that collateral value, vehicle sales prices, and receivable interest rates are relatively stable within the Company's market segment. Significant inflation in prices could adversely impact the Company's ability to acquire receivables at favorable prices. General increases in interest rates will result in increases in the Company's interest expense.

Seasonality

         The Company's non-prime and consumer operations are seasonably impacted by higher delinquency rates during certain periods, including November and December holiday periods.

Year 2000 Compliance

         The Company believes its year 2000 compliance program will not materially impact its operations or financial condition. The Company's program has two primary areas of focus. First, the Company's front-end non-prime origination system is date sensitive. The Company plans to review this system using existing resources by the end of the fourth quarter of fiscal 1998 and to correct any deficiencies well ahead of the year 2000 deadline. Second, the Company's receivables servicing system is maintained by Norwest Financial Information Systems Group, Inc. (NFISG). NFISG has advised the Company that over the last several years it has taken the necessary steps to prepare for the year 2000, most of its processing already supports dates past the year 2000 and that it is continuing work on its plan to thoroughly review and test each function in advance to ensure internal calculations and processes accurately support the year 2000 and beyond. NFISG has also advised the Company that its verification of year 2000 compliance will be substantially complete by June 30, 1998 with additional changes identified during verification reviews scheduled and completed well ahead of the year 2000 deadline. The Company's charges from NFISG are based on fixed cost per transaction, which remain fixed until 2001.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 29, 1997, Search completed the settlement of the action pending against it, certain of its former and current officers and directors, certain broker-dealers who sold notes of the Company's former fund subsidiaries (the "Fund Subsidiaries") and the Company's and the Fund Subsidiaries' former independent accountants in the United States District Court for the Southern District of Mississippi (the "Mississippi Court") styled Janice and Warren Bowe, et al. v. Search Capital Group, Inc., et al. and the action commenced against it, its subsidiary, Search Financial Services Acceptance Corp., certain of the Company's former officers and directors, certain broker-dealers who sold notes of three of the Fund Subsidiaries and the Company's and the Fund Subsidiaries' former independent accountants in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"), by the trustee of the litigation trust established under the plan of reorganization of the Fund Subsidiaries. Pursuant to the settlement, which was approved by both the Mississippi Court and the Bankruptcy Court, the Company paid $362,500 in cash and issued approximately 1,285,000 shares of its Common Stock.. These actions were discussed in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 1997.

         MS Auto Receivables Company ("MARCO"), a subsidiary of MSF, is the plaintiff in a declaratory judgment action filed in March 1997 in the Circuit Court of Madison County, Mississippi against Telluride Funding Corporation ("Telluride"). This suit, styled MS Auto Receivables Company v. Telluride Funding Corporation, arose out of Telluride's claim for fees allegedly due to it in connection with a warehouse line of credit MARCO entered into in April 1995. In December 1997, Telluride filed its answer and counterclaim in this action in which it seeks damages of approximately $775,000, plus interest, costs and attorney's fees. At this time, the Company is unable to predict the outcome of this litigation. This action was discussed in the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

         On December 10, 1997, Hall Phoenix/Inwood, Ltd. ("HPIL") commenced an action in the District Court, Dallas County, Texas styled Hall Phoenix/Inwood, Ltd. v. Search Financial Services Inc., formerly known as Search Capital Group, Inc., Search Funding Corp. and Search Financial Services Acceptance Corp., formerly known as Automobile Credit Acceptance Corp. in which it alleges that the Company is in default in payment of the $5 million subordinated note (the "Subordinated Note") the Company issued to HPIL in November 1996. The alleged default is a result of the Company's not paying dividends on its preferred stock in the quarter ended September 30, 1997. HPIL seeks damages in the principal amount of the Subordinated Note plus interest, attorneys' fees and costs. HPIL has also filed an application for appointment of a receiver to rehabilitate the defendants in the action in which it alleges that the defendants are insolvent and mismanaged. The defendants have filed an answer denying the allegations of the lawsuit. The Subordinated Note is reflected as a liability on the Company's consolidated balance sheet. A hearing on HPIL's receivership application is expected to be held in late March or early April 1998.

         On February 4, 1998, Fleet Bank, N.A. ("Fleet") commenced an action in the District Court, Dallas County, Texas styled Fleet Bank, N.A. v. MS Financial, Inc. and Search Financial

Services Inc. in which it alleges that MSF has defaulted under, and breached, the loan agreement between MSF and the group of banks for which Fleet acts as agent by, among other things, failing to pay principal and interest in accordance with the loan agreement, wrongfully retaining collections on pledged receivables and an income tax refund that were to be applied to repayment of the loans and providing inaccurate loan-related information to the banks. MSF's obligations under the loan agreement are guaranteed by the Company.

         Fleet has accelerated repayment of amounts due under the loan agreement and seeks recovery of all unpaid principal and interest under the loan agreement, plus attorneys' fees and costs. As of December 31, 1998, the unpaid principal balance due under the loan agreement was $63,917,000. Fleet also is seeking issuance of an injunction to require that all collections on receivables pledged to secure the loan be used only to repay amounts due under the loan agreement and that the defendants comply with all terms of the loan agreement. Pending a hearing on Fleet's injunction request, currently scheduled for February 20, 1998, the parties have agreed that the Company and MSF may continue to use a portion of the collections to fund operations. The agreement also precludes the bank group from exercising any rights under the loan agreement, with respect to the collateral under the loan agreement or against the defendants, except under certain limited circumstances, pending the court hearing.

         The Company and its counsel are considering an appropriate response to the Fleet lawsuit, including what rights Search and MSF may have against the bank group.

         The Company is involved in other litigation that is incidental to its business. There are, however, no other legal proceedings presently pending or threatened against the Company that would, in the opinion of management have a material impact on the financial condition or results of operations of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company did not pay dividends on its preferred stock for the quarter ended December 31, 1997. The amount of preferred stock dividends that would have been payable for that quarter was $1,610,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities".

         (a) See Notes 1, 3, 8, 9 and 10 of "Notes to Condensed Consolidated Financial Statements" regarding defaults with respect to indebtedness of the Company.

         (b) The Company did not pay dividends on its preferred stock for the quarters ended September 30 and December 31, 1997. The amount of preferred stock dividends that would have been payable for those quarters is approximately $3,200,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The following exhibits are filed in response to Item 601 of Regulation S-K.

  Exhibit
   Number                     Description
--------------    -------------------------------------------------------------

     11.0         Statement re computation of per share earnings

     27.0         Financial data schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated October 21, 1997, reporting the that Anthony J. Dellavechia had stepped down as Registrant's President and Chief Operating Officer and that certain other executives had left the Company along with other administrative personnel.

                  The Company filed a Current Report on Form 8-K, dated November 20, 1997, reporting that the Registrant's Board of Directors had unanimously approved proceeding with an exchange offer whereby Registrant would offer holders of both series of Preferred Stock four shares of the Registrant's Common Stock.

                  The Company filed a Current Report on Form 8-K, dated December 1, 1997, reporting that the Registrant had entered into a stipulation of settlement to settle the noteholder class action litigation and all claims by the Litigation Trust.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SEARCH FINANCIAL SERVICES INC.

SIGNATURE                              TITLE                                                   DATE
---------                              -----                                                   ----
/s/ George C. Evans                                                                            2/20/98
-------------------------------                                                                ---------
George C. Evans                        Chairman of the Board, President,
                                       Chief Executive Officer, and Director


/s/ Robert D. Idzi                                                                             2/20/98
-------------------------------                                                                ---------
Robert D. Idzi                         Senior Executive Vice President, Chief
                                       Financial Officer and Treasurer


/s/ Andrew D. Plagens                                                                          2/20/98
-------------------------------                                                                ---------
Andrew D. Plagens                      Senior Vice President, Controller and Chief
                                       Accounting Officer

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SEARCH FINANCIAL SERVICES INC.

SIGNATURE                              TITLE                                                   DATE
---------                              -----                                                   ----
                                                                                               2/20/98
-------------------------------                                                                ---------
George C. Evans                        Chairman of the Board, President,
                                       Chief Executive Officer, and Director


                                                                                               2/20/98
-------------------------------                                                                ---------
Robert D. Idzi                         Senior Executive Vice President, Chief
                                       Financial Officer and Treasurer


                                                                                               2/20/98
-------------------------------                                                                ---------
Andrew D. Plagens                      Senior Vice President, Controller and Chief
                                       Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   11.0         Statement re computation of per share earnings

   27.0         Financial data schedule